Form 10-K
period 1993-12-26
LOCKHEED CORP
filed 1994-03-07
CIK 60026

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                  For the fiscal year ended December 26, 1993

                         Commission file number   1-2193

                              LOCKHEED CORPORATION
             (Exact name of registrant as specified in its charter)


      State of Delaware                                95-0941880
(State or other jurisdiction of                    (I. R. S. Employer
incorporation or organization)                      Identification No.)

     4500 Park Granada Boulevard
       Calabasas, California                             91399
(Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code:  (818) 876-2000


          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class      Name of each exchange on which registered
     ------------------       -----------------------------------------
Common Stock, $1 par value    New York Stock Exchange; Pacific Stock
                              Exchange; The Stock Exchange, London; The
                              Stock Exchanges of Zurich and Geneva; and
                              Amsterdam Stock Exchange N.V.


Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No / /
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/
     At February 1, 1994, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,125,000,000.
     At February 1, 1994, the registrant had 62,722,610 shares of common stock, $1 par value, outstanding (9,775,996 shares held as treasury stock).
     Part III incorporates information by reference from a definitive Proxy Statement filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 26, 1993.

                             PART I

Item 1.  Business

     The Registrant is Lockheed Corporation which, together with its consolidated subsidiaries (unless the context otherwise indicates), will be referred to hereinafter as the "company." Lockheed was incorporated in California in 1932. In 1986, under a plan of reorganization approved by its stockholders, the company's domicile was changed from California to Delaware. Its executive offices are located at 4500 Park Granada Boulevard, Calabasas, California 91399, and its telephone number is
(818) 876-2000.

 Lockheed's primary businesses involve research, development, and production of aerospace products and systems. During 1993, approximately 77 percent of sales were to the United States government--64 percent in defense programs and 13 percent in nondefense. Sales to foreign governments accounted for 13 percent of revenues and sales to commercial customers 10 percent. Sales made to foreign governments through the United States government are included in sales to foreign governments.

Industry Segments

     Lockheed's operating companies are aligned into four segments:
Aeronautical Systems, Missiles and Space Systems, Electronic Systems, and Technology Services.

     The company is engaged in a number of classified programs, and the results of operations related to those programs are included in the company's consolidated financial statements and other financial data included herein. While no specific references to individual classified programs are--or could be--made, Management's Discussion and Analysis provides comments regarding trends and results of the classes of products that include these programs. The characteristics and business risks associated with classified business do not differ materially from those of the other programs and products in which the company participates.

     Financial information about industry segments, foreign and domestic operations, and export sales is included in the Selected Financial Data, Management's Discussion and Analysis, and in Note 13 to the Consolidated Financial Statements included in Part II.

     Aeronautical Systems

     The Aeronautical Systems segment comprises design and production of fighter/bomber aircraft, special mission and high performance aircraft, and systems for military operations, for airlift, for antisubmarine warfare, and for reconnaissance and surveillance; and aircraft modification and maintenance for military and civilian customers.

     In the first quarter of 1993, the company completed the acquisition of the former tactical military aircraft business of General Dynamics Corporation. This division, now called the Lockheed Fort Worth Company, is the prime contractor for the F-16 "Fighting Falcon" fighter aircraft. The company ended 1993 with a backlog of nearly 600 firm orders for F-16 aircraft from the United States Air Force and international customers. The company is also involved with upgrade and modification programs for the existing fleet of F-16s, and is the principal subcontractor to develop and manufacture the FS-X fighter aircraft for Japan, which will resemble the F-16.

     As a result of the Lockheed Fort Worth Company acquisition, the company's share of the F-22 air superiority fighter program increased to two-thirds. A team, composed of the company as prime contractor with teammates Boeing and Pratt & Whitney, is currently engaged in the Engineering and Manufacturing Development phase of the program for the United States Air Force. During 1993, the program completed preliminary design review that finalized the interior and exterior lines of the production aircraft.

     The C-130 airlifter aircraft passed its 40th anniversary in 1993. As production of existing models continues, the company is developing an improved version, the C-130J. It will feature a two-person flight station, fully integrated digital avionics, more powerful engines, and a new, more efficient propeller system.

     The company is engaged in upgrade programs for its high performance aircraft. This includes re-engining the Air Force fleet of U-2 reconnais-sance aircraft and modifying the F-117A aircraft with an advanced cockpit update for full-color displays and automated flight management system, including navigation, targeting, and mission planning systems.

     The company's aircraft modification and maintenance programs include major modification to C-130's for special military missions. In addition, the company performs modifications, service life extensions, modernizations, and maintenance services on both military and commercial aircraft.

     Missiles and Space Systems

     The Missiles and Space Systems segment comprises military and civil space systems, research laboratories, strategic fleet ballistic missiles, tactical defense missiles, and communications systems.

     The Trident II D-5 is the sixth generation of submarine-launched, strategic deterrent, fleet ballistic missiles developed and produced by the company for the U.S. Navy. The company is working on its eighth Trident production and support contract. Lockheed also provides fleet ballistic missiles and operations support to the United Kingdom.

     The company delivered the first Milstar communications satellite to the United States Air Force in 1993. It was launched in early 1994, and is the first of several Milstar satellites designed to provide assured, highly mobile, antijam, worldwide communication links to tactical troops as well as strategic users.

     As prime contractor for the Theater High Altitude Area Defense (THAAD) program, the company is working under a four-year, $745 million contract awarded in 1992 by the U.S. Army to develop a system capable of intercepting, at high altitudes and long ranges, theater ballistic missiles headed toward deployed military forces and population centers.

     The company is a part of NASA's Hubble Space Telescope team, having designed and built the spacecraft, provided systems integration, and participated in the 1993 telescope repair mission. Lockheed continues to support the Hubble, working each day with NASA at Goddard Space Center in

Greenbelt, Maryland.

     The company remains as a principal subcontractor on the space station, and supported NASA on the modification of the space station as it went through a major redesign in 1993. The Lockheed components include the laboratory equipment, hardware and rotating joints for the station's exterior, and the solar arrays to power the station.

     In 1993, the company signed a contract to build spacecraft for Motorola's Iridium TM/SM global communication system. This system will consist of 66 low-Earth orbiting satellites sending signals that can link any telephone to Motorola's small hand-held unit. Lockheed will design and build the Iridium TM/SM bus, consisting of the structure, electrical power system and attitude control system. The company completed the preliminary design phase in 1993 and is scheduled to deliver the first Iridium TM/SM bus in 1995.

     Lockheed has created a partnership with two of the Russian
Federation's major aerospace firms, Khrunichev Enterprises and NPO Energia, and incorporated Lockheed-Khrunichev-Energia International (LKEI), a consortium with worldwide rights to Russia's Proton rocket. In the latter part of 1993, LKEI and Space Systems Loral announced an agreement to provide up to five launches for Loral beginning in 1995.

     Lockheed's commercial space initiatives also include a new family of Lockheed Launch Vehicles (LLV). The first demonstration flight is scheduled for late 1994. LLV provides the capability to launch small satellites and science missions into low-Earth orbit.

     Electronic Systems

     The Electronic Systems segment participates in both defense and commercial markets.

     For defense markets, the company develops and manufactures radar frequency, infrared, and electro-optic countermeasures systems; mission planning systems; surveillance systems; automated test equipment;
antisubmarine warfare systems; microwave systems; and avionics.

     The company was chosen to produce the new Air Force Mission Support System, a computer-based mission planner that automates many functions including flight and route planning, weapons delivery, and threat analysis.

     This segment also performs work on advanced cockpit display subsystems for the F-22 fighter and C-130J airlifter. This technology can be used to provide state-of-the-art cockpits for other new aircraft as well as upgrades for older systems. The Sanders unit is also supporting a number of Lockheed programs with state-of-the-art microwave monolithic integrated circuits technology. Revolutionary advances in this technology permit smaller, affordable electronic systems to operate more reliably and many times faster than the highest-speed silicon processors.

     The company also manufactures computer graphics equipment through its CalComp subsidiary, other electronic products, and distributes computer equipment and workstations through its Access Graphics subsidiary, for commercial markets worldwide.

     Technology Services

     The Technology Services segment comprises space shuttle processing, engineering sciences and support, military equipment maintenance and support services, airport facilities development and management, data processing and transaction services.

     The company marked its tenth year as NASA's space shuttle processing contractor in 1993. During the year, the program successfully launched seven shuttle missions.

     In 1993, NASA again selected Lockheed for the engineering services contract at the Johnson Space Center. Under the contract, the company will help develop NASA manned spaceflight programs and provide them with engineering and scientific support, and will operate and maintain NASA's engineering and science facilities and laboratories.

     The company provides information services directed to the state and municipal services markets, including processing of parking and moving violations and emergency medical services billing for cities. The company also provides child support locating and collecting services and payment processing for five states and the county of Los Angeles.

     The company is expanding its presence in government and commercial environmental markets, with contracts to decontaminate and decommission sites and remediate soil contaminated with heavy metals for commercial customers, as well as mixed-waste-technology demonstration projects for two Department of Energy (DOE) locations. The company continues to provide environmental monitoring and technical support services for the Environmental Protection Agency.

General

     No portion of the business of the company is considered to be seasonal.

     Consolidated funded backlog at December 26, 1993, and December 27, 1992, was $13.2 billion and $8.9 billion, respectively. Of the year-end 1993 backlog, $4.9 billion is not anticipated to be filled by December 25, 1994.

     The company, along with others, is involved, or has been notified of potential involvement, in several United States Environmental Protection Agency "Superfund" sites. Federal, state, and local requirements relating to the discharge of materials into the environment, the disposal of hazard-ous wastes, and other factors affecting the environment have had and will continue to have an impact on the manufacturing operations of the company. Thus far, compliance with such provisions has been accomplished without material effect on the company's capital expenditures, earnings, and com-petitive position. For a further discussion, see Notes 1 and 11 to the Consolidated Financial Statements included in Part II.

     The company does not believe that expiration of any patent, trademark, license, franchise, concession, or termination of any agreement relating thereto would have a material effect on its business.

Research and Development

     During 1993, 1992, and 1991, the company performed $3.1 billion, $3.1 billion, and $3.3 billion, respectively, of research and development work under customer contracts. In addition, it expended $449 million in 1993, $420 million in 1992, and $384 million in 1991 on company-sponsored research and development and bid and proposal efforts, a substantial portion of which was included in overhead allocable to U. S. government contracts.

     During fiscal year 1993, the company did not undertake the development of a new product or line of business requiring the investment of a material amount of its total assets.

Raw Materials

     The company has not experienced difficulty in recent years in obtain-ing an adequate supply of any raw materials or other supplies needed in its manufacturing processes. The company believes that its experience in ob-taining such items will enable it to maintain its competitive position.

Procurement and Subcontracting

     Many materials, items of equipment, and components used in the produc-tion of the company's products are purchased from other manufacturers. The company also purchases from outside sources such items as propulsion sys-tems, guidance systems, telemetry and gyroscopic devices, and electronic functional subsystems in support of its missiles and space programs. In addition, the company often subcontracts major sections of aircraft, such as wings, empennages, and landing gears, to other companies. The company utilizes competitive bidding in its procurement practices wherever feasible.

     A significant portion of the equipment and components, especially engines, propellers, selected avionics systems, and flight and engine instruments, used by the company in the manufacture of its products under United States government contracts is furnished without charge to the company by the government. The company does not include in its sales that value which is represented by such government-furnished equipment.

     The company is dependent upon the ability of certain of its suppliers and subcontractors to meet performance specifications, quality standards, and delivery schedules in order to fulfill its commitments to its custo-mers. While the company endeavors to assure the availability of multiple sources of supply, in certain cases involving complex equipment, it relies on a sole source. The failure of certain suppliers or subcontractors to meet the company's needs would adversely affect the company's operations.

     Although certain priorities under United States government contracts may be available, it has been and may continue to be necessary for the company to enter early orders for its materials with long lead time re-quirements to assure continued availability of materials needed for its programs under which such priorities are unavailable.

United States Government Contracts and Regulations

     The company's United States government business is performed under cost-reimbursement-type contracts (cost-plus-fixed-fee, cost-plus-incentive-fee, and cost-plus-award-fee) and under fixed-price-type contracts (firm fixed-price and fixed-price incentive). During 1993, 39 percent of the company's total sales to the government were under fixed-price-type contracts, and 61 percent were under cost-reimbursement-type contracts.

     Cost-plus-fixed-fee contracts provide for reimbursement of costs, to the extent that such costs are allowable, and the payment of a fixed fee. This type of contract differs from the cost-plus-incentive fee contract in that the latter provides for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contrac-tual targets for such factors as cost, quality, schedule, and performance. In addition, these contract types differ from the cost-plus-award-fee con-tract in that the latter provides for an award fee to be paid upon a sub-jective evaluation by the customer of the company's performance, judged in such areas as quality, timeliness, ingenuity, and cost-effectiveness of work.

     Under firm fixed-price contracts, the company agrees to perform certain work for a fixed price and, accordingly, realizes all the benefit or detriment occasioned by decreased or increased costs of performing the contract. Fixed-price incentive contracts are fixed-price-type contracts providing for adjustment of profit and establishment of final contract prices by a formula based on the relationship which final total costs bear to total target costs, with the contractor absorbing costs which exceed a stipulated ceiling price. Other factors affecting incentive compensation under a fixed-price incentive contract, in addition to cost, may include reliability, schedule, and performance.

     Under United States government regulations, certain costs--including certain financing costs and marketing expenses--are not allowable. The government also regulates the methods under which costs are allocated to government contracts. For information concerning the company's accounting policies regarding sales and earnings, accounts receivable, and inventories under government contracts, see Notes 1, 5, and 6, respectively, to the Consolidated Financial Statements included in Part II.

     United States government contracts are, by their terms, subject to termination by the United States government either for its convenience or for default of the contractor. Cost-reimbursement-type contracts provide that, upon termination, the contractor is entitled to reimbursement of its allowable costs; and, if the termination is for convenience, a total fee proportionate to the percentage of the work completed under the contract. Fixed-price-type contracts provide for payment upon termination for items delivered to and accepted by the government; and, if the termination is for convenience, for payment of the contractor's costs incurred plus the costs of settling and paying claims by terminated subcontractors, other settle-ment expenses, and a reasonable profit on its costs incurred. However, if a contract termination is for default, (i) the contractor is paid such amount as may be agreed upon for completed and partially completed products and services accepted by the government, (ii) the government is not liable for the contractor's costs with respect to unaccepted items, and is entitled repayment of advance payments and progress payments, if any, related to the terminated portions of the contracts, and (iii) the contractor may be liable for excess costs incurred by the government in procuring undelivered items from another source.

     In addition to the right of the government to terminate, government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis even though contract performance may take many years. Consequently, at the outset of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

     Licenses are required from United States government agencies for export from the United States of many of the company's products. The Export Administration Act of 1979 forbids participation by Americans in international boycotts of countries with which the United States maintains friendly trading relations.

Competition and Risk

     The company encounters extensive competition in all of its lines of business from numerous other companies. Substantial efforts must be undertaken continually on a long-term basis in order to maintain existing levels of business. In some cases, investment in fixed assets is involved.

     Emphasis is placed by all United States government agencies on the technical and managerial capabilities of the corporations seeking business. Consequently, the degree to which the company may participate in future government business will depend to a large extent on the effectiveness and innovativeness of its research and development programs, its ability to offer better program performance than its competitors at a lower cost to the government, and its readiness in facilities, equipment, and manpower to undertake the programs for which it may be competing.

     A significant portion of the company's sales is associated with long-term contracts and programs for the United States government in which there are significant inherent risks. These risks include the uncertainty of economic conditions, dependence on Congressional appropriations and admin-istrative allotment of funds, changes in governmental policies which may reflect military and political developments, time required for design and development, significant changes in contract scheduling, complexity of designs and the rapidity with which product lines become obsolete due to technological advances, constant necessity for design improvements, intense competition for available government business, difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work, and other factors characteristic of the industry. Foreign sales involve additional risks due to possible changes in economic and political conditions.

     For a further discussion of the risks inherent in the current defense industry environment, see the Management's Discussion and Analysis in Item 7, Part II.

     At December 26, 1993, the company had approximately 83,500 employees, the majority of whom are located in the United States. The company has a continuing need for many skilled and professional personnel in order to meet contract schedules and obtain new and ongoing orders for its products.

Item 2.  Properties

     At December 26, 1993, the company operated approximately 40 manufac-turing plants and research and development facilities throughout the U. S. and the remainder consisted of sales offices, warehouses, and service centers. These facilities had an aggregate floor space of approximately 43 million square feet, a summary of which is listed in the table which follows. Of this floor space, approximately 36% was owned by the company, approximately 23% was leased, with the balance being made available under facilities contracts for use in the performance of contracts with the United States government.
                                                     Floor Area
                                              (thousands of square feet)
                                          Company          Government
        Industry Segments:                Owned   Leased     Owned    Total
        -----------------                 ------- ------   ---------- -----
Aeronautical Systems Segment:
 Abilene, Texas .......................      360     409                769
 Fort Worth, Texas ....................      200   1,095     7,077    8,372
 Burbank, California ..................      373      99                472
 Palmdale, California .................    1,918     165       754    2,837
 Marietta, Georgia ....................    1,876     414     6,336    8,626
 Charleston, South Carolina ...........              160                160
 Ontario, California ..................            1,276              1,276
 Greenville, South Carolina ...........              469                469
 Tucson, Arizona ......................              270                270
 San Bernardino, California ...........              198                198
 Various (8) ..........................      185     130                315
Missiles and Space Systems Segment:
 Sunnyvale and Palo Alto, California ..    6,508   2,439       770    9,717
 Austin, Texas ........................      605     156                761
 Santa Cruz, California ...............      194                50      244
 Huntsville, Alabama ..................       62      57                119
 Houston, Texas .......................              174                174
 Various locations (12) ...............              304                304
Electronic Systems Segment:
 Nashua, New Hampshire ................    2,501     163              2,664
 Anaheim, California ..................      433                        433
 Scottsdale, Arizona ..................       68      49                117
 Ottawa, Ontario, Canada ..............              108                108
 Reno, Nevada .........................               94                 94
 Various locations (64) ...............       12     319                331
Technology Services Segment:
 Arlington, Texas .....................               36                 36
 Kennedy Space Center, Florida ........      126      48     2,296    2,470
 White Sands, New Mexico ..............                        243      243
 Teaneck, New Jersey ..................               41                 41
 Las Vegas, Nevada ....................              135         4      139
 Houston, Texas .......................              313        34      347
 Various locations (60) ...............        4     622       132      758
Corporate Office Facilities:
 Calabasas, California ................      350                        350
 Washington, D. C. ....................               52                 52
 Denver, Colorado .....................               98                 98
                                          ------  ------    ------   ------
    Total                                 15,775   9,893    17,696   43,364
                                          ======  ======    ======   ======

     In addition to the amounts included in the above table, the company owned or leased facilities with approximately 211,000 square feet in Seattle, Washington, related to discontinued operations and approximately 652,000 square feet of non-operating facilities in Plainfield, New Jersey, related to the merger of Lockheed Electronics Company into Lockheed Sanders, Inc. As discussed in Note 3 to the Consolidated Financial Statements, included in Part II, the company is consolidating its Aeronautical Systems manufacturing facilities and intends to dispose of surplus properties resulting from that consolidation.

     The company believes its facilities are generally well maintained, that it has sufficient productive capacity to meet its projected needs, and such productive capacity is adequately utilized but under continual review. A large part of the company's activity is related to engineering and research and development which is not susceptible to productive capacity analysis. In the area of manufacturing, most of the operations are of a job-order nature rather than an assembly line process, and productive equipment has multiple uses for multiple products.

Item 3.  Legal Proceedings

     The EPA issued a notice of violation to the company on October 25, 1990, alleging violation of the Clean Water Act by discharging chromium-containing wastewater without pretreatment. The company believes the matter is settled and will not result in liability or other financial impact in excess of $500,000.

     See also Note 11 to the Consolidated Financial Statements, which is included in Part II.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Registrant

     As of February 1, 1994, the following individuals were executive officers of the company. Information relating to the ages and five-year position history of these individuals is listed below. No family rela-tionship between officers exists. There were no arrangements or under-standings between any officer and any other person pursuant to which he was selected as an officer.

     Of the top six members of senior management, five are 62 years of age or older. In view of this situation, management and the Board of Directors of the company are continuing to develop an orderly succession plan primarily focusing on the many internal candidates for senior positions who are regarded as qualified for those positions.

D. M. Tellep, 62, Chairman of the Board and Chief Executive Officer since 1-1-89; Director since 1987.
V. N. Marafino, 63, Vice Chairman of the Board and Chief Financial and Administrative Officer since 8-1-88; Director since 1980.
V. D. Coffman, 49, Executive Vice President since 3-2-92. He was Vice President from 10-3-88 to 3-2-92; President -- Space Systems Division, Lockheed Missiles & Space Company, Inc., from 10-3-88 to 3-2-92. He was a Vice President of Lockheed Missiles & Space Company, Inc., from 8-3-85 to 3-2-92 and an employee of that company since 1967.

K. W. Cannestra, 63, President -- Aeronautical Systems Group since 11-7-88.
J. N. McMahon, 64, President -- Missiles and Space Systems Group and President-- Lockheed Missiles & Space Company, Inc., since 8-1-88.
V. P. Peline, 63, President -- Electronic Systems Group since 3-2-87.
R. B. Young Jr., 59, Vice President since 4-4-83; President -- Technology Services Group since 7-1-92; he was President -- Lockheed Engineering & Sciences Company from 12-10-79 until 7-1-92.
D. O. Allen, 57, Vice President -- Information and Administrative Services since 5-12-87.
M. S. Araki, 62, Executive Vice President, Missiles and Space Systems Group and Executive Vice President -- Lockheed Missiles & Space Company, Inc., since 10-3-88.
J. A. Blackwell, 53, Vice President since 4-28-93; and President -- Lockheed Aeronautical Systems Company since 4-28-93. He has been an executive employee of Lockheed Aeronautical Systems Company since 9-27-86.
H. T. Bowling, 59, President -- Lockheed Aircraft Service Company since 2-6-89. He was Executive Vice President and General Manager -- Lockheed Aeronautical Systems Company - Ontario from 9-3-87 until 2-6-89.
V. M. Butler, 51, Vice President since 8-6-90; President -- Lockheed Air Terminal, Inc., since 6-1-84.
R. P. Caren, 61, Vice President -- Science and Engineering since 1-1-88.
R. K. Cook, 62, Vice President -- Washington Area since 5-1-73.
R. B. Corlett, 54, Vice President -- Human Resources since 3-1-91. He was an employee of Lockheed Advanced Development Company from 5-21-90 until 3-1-91, and an employee of Lockheed Aeronautical Systems Company from 5-28-87 until 5-21-90.
J. F. Egan, 58, Vice President -- Corporate Development since 4-5-93; Vice President, Planning and Technology -- Electronic Systems Group from 12-27-86 until 4-5-92.
G. R. England, 56, Vice President since 3-1-93; and President -- Lockheed Fort Worth Company since 3-1-93. From 1975 until 3-1-93 he was an executive employee of General Dynamics Corporation.
B. E. Ewing, 49, Vice President since 3-1-93; and Vice President Aircraft Programs Operations -- Lockheed Fort Worth Company since 3-1-93. From 1-19-81 until 3-1-93 he was an employee of General Dynamics Corporation.
R. R. Finkbiner, 54, Vice President -- Contracts and Pricing since 8-3-92. He has been an employee of Lockheed Corporation since 3-19-90. From 1987 until 3-19-90 he was an employee of Ernst & Young.
D. M. Hancock, 52, Vice President since 3-1-93; and Vice President and F-16 Program Director -- Lockheed Fort Worth Company since 3-1-93. From 1966 until 3-1-93 he was an employee of General Dynamics Corporation.
K. N. Hollander, 52, Vice President -- International Business Development since 7-1-90. From 1988 until 7-1-90 he was an employee of Ford Aerospace, Inc.
J. R. Kreick, 49, Vice President since 1-1-88; President -- Lockheed Sanders, Inc., since 1-1-90; President -- Sanders Associates, Inc., from 1-1-88 until 1-1-90.
G. M. Laden, 57, Vice President since 5-1-87; and Vice President and Assistant General Manager -- Missile Systems Division, Lockheed Missiles & Space Company, Inc., since 10-2-89. He was Vice President and General Manager -- Austin Division, Lockheed Missiles & Space Company, Inc., from 5-1-87 until 10-2-89.

J. F. Manuel, 54, Vice President -- Domestic Business Development since 4-5-93. He was Staff Vice President -- Domestic Business Development from 5-4-91 until 4-5-93; and has been an employee of the Corporation since 9-12-79.
C. R. Marshall, 40, Vice President -- Secretary and Assistant General Counsel since 1-1-92. From 7-25-86 until 1-1-92 she was a Corporate Counsel for the Corporation.
L. D. Montague, 60, Vice President; and President -- Missile Systems Division, Lockheed Missiles & Space Company, Inc., since 5-9-89. He has been an executive employee of Lockheed Missiles & Space Company, Inc., since 2-19-77.
S. N. Mullin, 58, Vice President since 10-3-88; President -- Lockheed Advanced Development Company since 12-3-90. He was Vice President and General Manager, Team Program Office, Advanced Tactical Fighter -- Lockheed Aeronautical Systems Company from 10-2-89 until 12-3-90.
     From 8-15-88 until 10-2-89 he was Vice President and General Manager, Advanced Tactical Fighter -- Lockheed Aeronautical Systems Company.
G. T. Oppliger, 57, Vice President since 6-3-91; and President -- Lockheed Space Operations Company, Inc., since 8-1-91. He has been an employee of Lockheed Space Operations Company, Inc., since 6-22-85.
A. G. Otsea, 64, Assistant Treasurer since 7-7-75.
R. P. Parten, 58, Vice President; and President -- Lockheed Engineering and Sciences Company since 7-1-92. He has been an executive of that company since 7-1-85.
S. M. Pearce, 56, Vice President - Corporate Communications since 7-17-90. From 1979 until 7-17-90 she was an employee of Ford Aerospace, Inc.
J. B. Reagan, 59, Vice President; and Vice President and Assistant General Manager -- Research and Development Division, Lockheed Missiles & Space Company, Inc., since 1-1-91. He has been an employee of Lockheed Missiles & Space Company, Inc., since 1959.
P. C. Reynolds, 60, Assistant Treasurer since 10-5-92. He has been an employee of Lockheed Corporation since 1960.
R. E. Rulon, 51, Vice President and Controller since 2-3-92. He was Vice President -- Internal Audit from 8-6-90 until 2-3-92, and has been an executive employee of Lockheed Corporation since 1981.
C. R. Scanlan, 59, Vice President since 1-2-90; Executive Vice President, Missiles and Space Systems Group and Executive Vice President, Lockheed Missiles & Space Company, Inc., since 1-2-90. He has been an employee of Lockheed Missiles & Space Company, Inc., since 1961.
W. E. Skowronski, 45, Vice President and Treasurer since 9-18-92. He was Staff Vice President -- Investor Relations from 1-2-90 until 9-18-92. He was Assistant Treasurer of Boston Edison Company from 8-8-83 until 1-2-90.
W. R. Sorenson, 52, Vice President -- Operations since 1-1-92. He was Staff Vice President -- Manufacturing from 1-2-91 until 1-1-92. From 3-31-81 until 1-2-91 he was an employee of Lockheed Aeronautical Systems Company.
D. F. Tang, 60, Vice President since 10-7-91; President -- Space Systems Division, Lockheed Missiles & Space Company, Inc., since 3-2-92. He was Vice President and Assistant General Manager -- Space Systems Division of Lockheed Missiles & Space Company, Inc. from 11-19-88 until 3-2-92.
R. W. Taylor, 55, Vice President since 7-12-75; and Vice President -- Business Strategy -- Aeronautical Systems Group since 8-1-93. He was Vice President -- Corporate Development from 10-2-89 until 8-1-93; and President -- Information Systems Group from 4-4-83 until 10-2-89.

R. E. Tokerud, 57, Vice President since 2-1-93; and President -- Lockheed Support Systems, Inc., since 9-2-89. He has been an employee of the Corporation since 4-12-65.
A. G. Van Schaick, 48, Vice President since 6-1-84; and Vice President Business Operations -- Aeronautical Systems Group since 8-17-92. From 7-1-85 until 8-17-92 he was Vice President and Treasurer of the Corporation.
W. T. Vinson, 50, Vice President and General Counsel since 1-1-92. From 1-2-90 until 1-1-92 he was Vice President, Secretary and Assistant General Counsel. From 7-1-75 until 1-2-90 he was an employee of Lockheed Missiles & Space Company, Inc.



                               PART II
                          TABLE OF CONTENTS

Item                                                             Page
- ----                                                             ----

  5.      Market for the Registrant's Common Equity and           13
          Related Stockholder Matters.

  6.      Selected Financial Data.                             14 - 15

  7.      Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                 16 - 27

  8.      Consolidated Financial Statements and Supplemen-     28 - 56
          tary Data.

  9.      Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.               Not Applicable

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

Common Stock Prices
(New York Stock Exchange -- composite transactions)

                              High               Low        Fiscal Close
                              ------------------------------------------
1993 FISCAL QUARTERS
    4th                       72 3/8          62 1/2           69 3/8
    3rd                       68 1/2          59 3/4
    2nd                       66              58
    1st                       63              54 1/4
1992 FISCAL QUARTERS
    4th                       58 3/8          43 5/8           56 7/8
    3rd                       49 1/8          42 7/8
    2nd                       47 1/8          42 1/8
    1st                       46              39 5/8


Dividends Paid on Common Stock

1993
     March 1             $.53
     June 7               .53
     September 7          .53
     December 6           .53


1992
     March 2              .50
     June 3               .53
     September 8          .53
     December 7           .53


As of December 26, 1993, there were approximately 11,400 holders of record of Lockheed common stock.

Independent Auditors:  Ernst & Young, 515 South Flower Street
                       Los Angeles, California 90071

Common Stock:          Stock symbol:  LK
                       Listed:  New York; Pacific; London; Zurich
                                and Geneva; and Amsterdam stock
                                exchanges

Transfer Agent:        First Interstate Bank, 26610 West Agoura Road
                       Calabasas, California 91302
                       1-800-522-6645

Item 6.  Selected Financial Data


In millions, except
 percentages, ratios,
 and per-share data           1993   1992   1991   1990   1989   1988   1987   1986   1985   1984
- -------------------------------------------------------------------------------------------------
Operating Results
Sales ($):
 Aeronautical Systems        6,010  2,957  2,635  2,722  2,944  3,566  4,455  4,264  4,017  3,651
 Missiles and Space Systems  4,238  4,587  4,859  5,116  4,780  4,706  4,614  4,448  4,277  3,364
 Electronic Systems          1,396  1,289  1,122    963  1,107  1,256  1,226    429    105    139
 Technology Services         1,427  1,267  1,193  1,157  1,060    905    783    801    824    628
- -------------------------------------------------------------------------------------------------
 Total sales                13,071 10,100  9,809  9,958  9,891 10,433 11,078  9,942  9,223  7,782
- -------------------------------------------------------------------------------------------------
Program profits ($):
 Aeronautical Systems          465    193    153    110   (365)   231    371    454    434    370
 Missiles and Space Systems    348    401    360    379    368    364    364    310    273    230
 Electronic Systems             (1)    32     21     28     26     71     43     (6)    (8)     8
 Technology Services            32     18     42     44     24     34     36     23     27     18
- -------------------------------------------------------------------------------------------------
 Total program profits         844    644    576    561     53    700    814    781    726    626
- -------------------------------------------------------------------------------------------------
Program profit margins (%):
 Aeronautical Systems          7.7    6.5    5.8    4.0           6.5    8.3   10.6   10.8   10.1
 Missiles and Space Systems    8.2    8.7    7.4    7.4    7.7    7.7    7.9    7.0    6.4    6.8
 Electronic Systems                   2.5    1.9    2.9    2.3    5.7    3.5                  5.8
 Technology Services           2.2    1.4    3.5    3.8    2.3    3.8    4.6    2.9    3.3    2.9
 Consolidated
  program profit margins       6.5    6.4    5.9    5.6    0.5    6.7    7.3    7.9    7.9    8.0
- -------------------------------------------------------------------------------------------------
Interest expense ($)           168    119    118    138     86     92    104     65     53     62
- -------------------------------------------------------------------------------------------------
Earnings ($):
 Continuing operations
  before accounting change     422    348    308    335      6    458    438    421    398    330
 Net earnings (loss)           422   (283)   308    335      2    624    421    408    401    344
- -------------------------------------------------------------------------------------------------
Earnings per share ($):
 Continuing operations
  before accounting change    6.70   5.65   4.86   5.30    .10   7.61   6.67   6.38   6.06   5.08
 Net earnings (loss)          6.70  (4.58)  4.86   5.30    .03  10.37   6.41   6.18   6.10   5.28
- -------------------------------------------------------------------------------------------------
Dividends per share ($)       2.12   2.09   1.95   1.80   1.75   1.55   1.30   0.95   0.75   0.45
- -------------------------------------------------------------------------------------------------
Average number of common
 and common equivalent
 shares outstanding           62.9   61.7   63.4   63.2   62.6   60.2   65.7   66.0   65.7   64.9
Common shares outstanding
 at year-end                  62.7   61.1   62.8   63.2   63.2   59.3   62.7   65.6   65.2   64.7
- -------------------------------------------------------------------------------------------------
Return on common equity (%)   18.8   15.3   12.8   15.3    0.3   20.1   22.2   24.9   29.9   33.4
Return on assets (%)           5.3    5.1    4.6    4.9    0.1    7.0    7.0    8.0   10.4   10.4
- -------------------------------------------------------------------------------------------------
Dividend payout ratio          0.3    0.4    0.4    0.3   17.5    0.2    0.2    0.1    0.1    0.1
- -------------------------------------------------------------------------------------------------
Unaudited.  Certain reclassifications and restatements have been made to prior years' data to conform to the 1993 presentation, including realignment of business segments and reclassification of operations subsequently discontinued by the company.  Aeronautical Systems reflects the purchase of Lockheed Fort Worth Company in 1993.  1992 reflects the adoption of SFAS 106.  Electronic Systems reflects the purchase of Sanders and CalComp in 1986.  Returns refer to continuing operations before accounting change.  Returns and trading turnover are calculated using average balances as a base.
Dividend yield represents the annual dividend rate divided by year-end stock price.

In millions, except percentages,
 number of employees, ratios, and
 per-share data               1993    1992   1991   1990   1989   1988   1987   1986   1985   1984
- --------------------------------------------------------------------------------------------------
Financial Position at Year-End
Cash and cash equivalents ($)  147     294    266    372     86    269     40     72     64     35
- --------------------------------------------------------------------------------------------------
Accounts receivable ($)      1,644   1,590  1,590  1,880  1,786  1,816  1,868  1,558  1,550  1,014
- --------------------------------------------------------------------------------------------------
Inventories ($)              1,699   1,178  1,352  1,187  1,266  1,067  1,069  1,098    928    866
- --------------------------------------------------------------------------------------------------
Property, plant, and equipment ($):
 Cost, net of depreciation
  and amortization           1,950   1,882  1,839  1,859  1,903  1,858  1,828  1,758  1,284  1,008
 Depreciation for the year     328     294    284    319    328    318    292    233    175    145
 Additions during the year     321     327    312    340    399    371    408    461    435    333
- --------------------------------------------------------------------------------------------------
Total assets ($)             8,961   7,024  6,617  6,860  6,792  6,643  6,460  6,133  4,328  3,324
- --------------------------------------------------------------------------------------------------
Capitalization ($):
 Debt
  Short-term                    21      30     29     40     19     47     11      7      4     15
  Long-term including
   current portion           2,168   1,220  1,172  1,482  1,367    906  1,377  1,742    762    563
  ESOP guarantee               407     431    452    472    490
                           -----------------------------------------------------------------------
  Total debt                 2,596   1,681  1,653  1,994  1,876    953  1,388  1,749    766    578
 Redeemable senior
  preferred stock                                                                               13
 Common stockholders' equity 2,443   2,042  2,503  2,309  2,062  2,476  2,087  1,866  1,511  1,152
                           -----------------------------------------------------------------------
 Total capitalization        5,039   3,723  4,156  4,303  3,938  3,429  3,475  3,615  2,277  1,743
- --------------------------------------------------------------------------------------------------
Percentage of total capitalization
 represented by (%):
  Total debt                    52      45     40     46     48     28     40     48     34     33
  Total debt, ex-ESOP           43      34     29     35     35
  Debt, net of cash             50      40     36     41     46     22     39     47     32     32
  Debt, ex-ESOP, net of cash    42      28     24     29     34
- --------------------------------------------------------------------------------------------------
Other Data
Funded sign-ups ($)         17,371* 10,205 10,972 10,441  9,627  9,426  9,807  9,451  8,828  9,709
Funded backlog
 at year-end ($)            13,156   8,856  8,751  7,588  7,106  7,369  8,376  9,649  8,815  9,209
Negotiated backlog
 at year-end ($)            28,852  19,428 17,072 15,204 13,042  9,747 12,543 17,732 17,721 22,552
- --------------------------------------------------------------------------------------------------
Company-sponsored research
 and development
 (including bid and proposal
 cost and development
 cost-sharing) ($)             449     420    384    450    506    503    506    441    399    378
Customer-sponsored research
 and development ($)         3,134   3,102  3,282  3,750  3,715  3,456  2,946  2,701  2,946  2,278
- --------------------------------------------------------------------------------------------------
Number of employees         83,500  71,700 72,300 73,000 82,500 85,600 97,200 94,200 84,500 78,400
- --------------------------------------------------------------------------------------------------
Market Data at Fiscal Year-End
Stock price per
 common share ($)            69.38   56.88  44.00  33.63  39.00  42.75  36.75  50.63  48.00  43.63
Book value per
 common share ($)            38.96   33.42  39.86  36.53  32.63  41.75  33.29  28.45  23.17  17.81
Market value ($)             4,350   3,475  2,763  2,125  2,465  2,535  2,304  3,321  3,130  2,823
- --------------------------------------------------------------------------------------------------
Market to book ratio           1.8     1.7    1.1    0.9    1.2    1.0    1.1    1.8    2.1    2.5
Price to earnings ratio       10.4    10.1    9.1    6.3  390.0    5.6    5.5    7.9    7.9    8.6
- --------------------------------------------------------------------------------------------------
Dividend yield (%)             3.1     3.7    4.5    5.4    4.6    3.7    3.8    2.0    1.7    1.4
- --------------------------------------------------------------------------------------------------
Annual trading volume         27.0    29.5   66.3   30.2   71.9   60.9  114.5   88.4   66.5   65.3
Annual trading turnover (x)    0.4     0.5    1.1    0.5    1.2    1.0    1.8    1.4    1.0    1.0
- --------------------------------------------------------------------------------------------------
* Includes acquisition of existing funded backlog of Lockheed Fort Worth Company of approximately $7 billion at acquisition date.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated Sales and Program Profits

Consolidated sales were $13.1 billion in 1993, a 29 percent increase over 1992 due to the 1993 acquisition of Lockheed Fort Worth Company (LFWC), the former tactical military aircraft business of General Dynamics Corporation. Total sales increased three percent in 1992 compared with the previous year. Revenues from U.S. government defense customers continued to decline as a percentage of total sales, to 64 percent in 1993 from 67 percent in 1992 and 70 percent in 1991, while sales to foreign governments increased to 13 percent of total sales in 1993, largely due to the LFWC acquisition, compared with eight percent in 1992 and six percent in 1991. Sales made to foreign governments through the U.S. government are included in sales to foreign governments. Sales to commercial customers increased as an absolute amount, but held steady as a percentage of total sales. The table below illustrates the changing customer mix.

Sales by customer                         1993     1992     1991
- ----------------------------------------------------------------
U.S. government
   Defense                                  64%      67%      70%
   Nondefense                               13       15       15
- ----------------------------------------------------------------
                                            77       82       85
Foreign governments                         13        8        6
Commercial                                  10       10        9
- ----------------------------------------------------------------
                                           100%     100%     100%
- ----------------------------------------------------------------

Total program profits increased by 31 percent in 1993 following growth of about 12 percent in 1992. Program profit margins for 1993, 1992, and 1991 were 6.5 percent, 6.4 percent, and 5.9 percent, respectively. The 1993 results reflected, among other factors, the LFWC acquisition, the favorable settlement of a major dispute with a customer, a reduction in accrued future retiree medical costs due to reduced employment levels (reflected in varying degrees in the program profits of each business segment), as well as charges related to Aeronautical Systems Burbank property and the closure of the Norton maintenance operation. The 1992 improvement compared with 1991 reflected better performance in most business areas partly offset by higher investment in certain emerging lines of business.

Operations by business segment are discussed beginning on page 18.

Interest Expense

Interest expense in 1993 increased by about 41 percent over 1992's amount due to substantially higher debt outstanding during most of the year. The higher debt was incurred to finance the purchase of LFWC. The average interest rate on outstanding borrowings was lower in 1993 than in the previous year. Interest expense was about the same in 1992 as in 1991, as both average outstanding borrowing levels and the company's effective borrowing rate showed little fluctuation from year to year.

Other Income, Net

Net other income was negligible in 1993, lower than in 1992 primarily due to lower interest income from the temporary investment of excess cash. Net other income was higher in 1992 compared with 1991 primarily due to higher interest income and the absence of costs associated with the 1991 stockholder proxy contest, partly offset by higher other costs.

Provision for Income Taxes

Income tax expense was higher in 1993 than in 1992 primarily due to the effect of higher pretax earnings, with a higher effective tax rate (nearly 38 percent in 1993 versus close to 37 percent in 1992) also having an impact. The increase in the effective tax rate was due to the settlement of certain tax issues outstanding from prior periods for a higher amount than had been accrued, and a higher nondeductible amount of intangible asset amortization related to the purchase of LFWC. Congress enacted an increase in the federal statutory tax rate from 34 percent to 35 percent in 1993, but the effect of this rate increase was offset by a related favorable one-time adjustment of the company's net deferred tax assets.

Income tax expense was higher in 1992 compared with 1991, also due to higher pretax earnings and a higher effective tax rate. The effective rate (about 37 percent in 1992, compared with 35 percent in 1991) was higher primarily because certain tax credits used in 1991 were not available to the company in 1992.

Earnings Before Cumulative Effect of Change in Accounting Principle

Earnings increased 21 percent in 1993 compared with 1992 due to higher program profits, partly offset by higher interest expense, lower other income, and higher income tax expense. The per-share increase in earnings was slightly lower (19 percent) due to the higher average number of shares and equivalents outstanding in 1993.

Earnings growth in 1992 came primarily from higher program profits. Higher other income also contributed, while higher income tax expense partly offset the effect of these improvements. Earnings per share before the effect of the change in accounting was higher in 1992 compared with 1991 as a result of these same factors, plus a lower average number of common and common equivalent shares outstanding during 1992, the result of the company's common stock repurchase program under way at that time.

If inflation were taken into account, earnings would differ from the reported results due to the recognition of additional depreciation expense. Contracts in the aerospace industry generally reflect the impact of anticipated inflation in the selling price, and often contain price escalation clauses that protect against abnormal inflation. In the case of depreciation, however, regulations that determine U.S. government contract revenues do not allow inflation-adjusted depreciation to be taken into account. Therefore, earnings would have been lower than reported if inflation had been considered. Income taxes would not have been adjusted because tax laws do not permit deduction of such additional inflationary cost. Inflation rates in the United States have been relatively low in recent years.

Net Earnings (Loss)

The net loss in 1992, caused by the effect of a change in accounting principle, was related to the company's adoption of the accrual method of accounting for retiree medical costs specified by Statement of Financial Accounting Standards No. 106 (SFAS 106). The company's 1992 adoption of a new standard related to accounting for income taxes, SFAS 109, did not have a significant impact.

Results of Operations by Business Segment

Aeronautical Systems

Aeronautical Systems sales more than doubled in 1993, reflecting the acquisition of LFWC during the first quarter. Revenues grew about 12 percent in 1992 compared with 1991.

In millions                               1993     1992     1991
- ----------------------------------------------------------------
Sales
Fighter aircraft programs               $3,661   $  363   $   49
Airlift aircraft programs                  915    1,169    1,150
Aircraft modification
  and maintenance programs                 517      538      431
Other aircraft programs
  and support activities                   917      887    1,005
- ----------------------------------------------------------------
Total                                   $6,010   $2,957   $2,635
- ----------------------------------------------------------------
Program profits                         $  465   $  193   $  153
- ----------------------------------------------------------------

The approximately ten-fold increase in fighter aircraft sales in 1993 was primarily due to the acquisition of LFWC, whose business included the F-16 fighter program and one third of the F-22 advanced tactical fighter engineering and manufacturing development (EMD) program. Also contributing to the increase compared with 1992 were higher F-22 program revenues from the original one-third portion of the program held by Lockheed. The substantial growth in fighter aircraft revenues in 1992 compared with 1991 reflected the first full year of activity of the F-22 EMD program. Prior to mid-1991, F-22 effort was limited to the design development and prototype phase of the program.

Airlift aircraft sales were 22 percent lower in 1993 than in 1992, principally due to five fewer deliveries of C-130 aircraft (30 versus 35 in 1992). Airlift aircraft sales were about the same in 1992 as in 1991. Although fewer C-130 aircraft were delivered in 1992 (35 versus 43 in 1991), the effects of increased spares sales and changes in contract pricing made up the difference.

Revenues from aircraft modification and maintenance activities were down four percent in 1993 due to lower military and commercial aircraft modification sales. Aircraft modification and maintenance sales were up about 25 percent in 1992 over the prior year, primarily due to higher military aircraft modification activities, with higher commercial revenues also contributing.

Other aircraft programs and support activities sales were up three percent in 1993 over 1992, mostly due to the delivery of two P-3/CP-140 maritime patrol aircraft (compared with one aircraft in 1992). Higher S-3 patrol aircraft upgrade sales were more than offset by other programs and spares sales which, on balance, were lower in 1993. Sales from other aircraft programs and support activities dropped by about 12 percent in 1992 from 1991's level, mostly due to the end of significant commercial aircraft subcontract activity in 1991. The sales increase associated with the delivery of one P-3/CP-140 aircraft in 1992 (there were none in 1991) was offset by lower S-3 aircraft upgrade revenues and lower spares sales.

Program profits in Aeronautical Systems in 1993 were more than twice the 1992 amount, reflecting the LFWC acquisition. Other factors essentially offset one another. The sales variances described above had corresponding effects on program profits. In addition, negative cost adjustments on certain programs recorded in 1992 were absent in 1993. Program profit margins generally improved in most program areas. However, C-130 airlifter margins were lower in 1993, reflecting a change in customer mix. Also, 1993 saw higher spending on the development of an improved version of the C-130 aircraft (the C-130J) than in 1992. Intangible asset amortization related to the purchase of LFWC, reflected in program profits, amounted to $84 million in 1993.

In addition, the following 1993 developments were significant. The U.S. Navy and the company settled their dispute related to the termination of the company's fixed-price contract for the P-7A aircraft development program. The contract was terminated for default by the U.S. Navy in July 1990. The settlement provided that the termination for default be converted to a termination of the contract by mutual agreement of the parties. After adjustment for final resolution of subcontractor claims and closure costs, the settlement amount of $111 million resulted in a reversal of approximately $90 million of the pretax losses recognized on this program in the fourth quarter of 1989. This reversal was reflected in program profits for the third quarter of 1993.

The company recorded a charge to program profits in the third quarter of 1993 of $35 million, representing an expected excess of costs over anticipated sales proceeds related to its Burbank, California, property. (See Note 3 to the consolidated financial statements.)

Also during the third quarter of 1993, the company concluded that its wide-body commercial aircraft modification and maintenance operations at Norton Air Force Base would be discontinued, and recorded a charge to program profits of $30 million related to the discontinuance.

Program profits in Aeronautical Systems grew about 26 percent in 1992 over the 1991 level, primarily due to the first full year of the F-22 EMD program, more favorable contract pricing resulting in higher margins on the C-130 program, and improvements and favorable adjustments on certain other aircraft programs. Partly offsetting these increases were higher costs associated with the development of the C-130J airlifter, negative cost adjustments to several programs and, to a lesser extent, higher costs related to commercial aircraft maintenance operations.

Missiles and Space Systems

Missiles and Space Systems sales declined by about eight percent in 1993 following a six percent reduction in 1992.

In millions                               1993     1992     1991
- ----------------------------------------------------------------
Sales
Fleet ballistic missiles                $1,281   $1,503   $1,563
Other missile systems                      579      429      442
Space and other programs                 2,378    2,655    2,854
- ----------------------------------------------------------------
Total                                   $4,238   $4,587   $4,859
- ----------------------------------------------------------------
Program profits                         $  348   $  401   $  360
- ----------------------------------------------------------------

Fleet ballistic missiles sales declined 15 percent in 1993, primarily reflecting the completion of the development portion of the Trident II program. Fleet ballistic missiles revenues were down four percent in 1992 compared with 1991 as Trident II development activities wound down and production was relatively stable.

Other missile systems sales were 35 percent higher in 1993 than in 1992, mostly due to the Theater High Altitude Area Defense (THAAD) defensive missile program, which was just getting under way in 1992. This increase was partly offset by lower revenues from most other missile programs, including the Advanced Solid Rocket Motor (ASRM) program which was cancelled in 1993. Other missile systems sales were three percent lower in 1992 compared with 1991, as slight increases in defensive missiles and the ASRM program were more than offset by decreases in other programs.

Space and other programs sales were down 11 percent in 1993 compared with 1992 due to lower revenues from certain classified space programs and, to a lesser extent, lower NASA sales. Higher sales from the Milstar military communications satellite program partly offset the declines. Sales in space and other programs declined by about seven percent in 1992 compared with one year earlier, primarily due to reductions in certain classified space programs partly offset by slight increases in Milstar, tactical command and control, and NASA programs.

Missiles and Space Systems program profits were down about 13 percent in 1993 compared with 1992. The reduction reflected the impact of the lower sales volume, the absence in 1993 of significant amounts of reliability incentive fees from the Trident II program recognized in 1992 as testing under the development portion of the program neared completion, and negative cost adjustments on several programs. Higher operating margins in most other programs, and the initial recognition of profits related to the IRIDIUM TM/SM commercial satellite program, partly offset the declines.

Program profits in Missiles and Space Systems were up about 11 percent in 1992 over 1991, primarily due to the recognition of significantly higher Trident II reliability incentive fees in 1992, and to the resumption of the recording of profits on the Milstar program. The recognition of Milstar profits had been deferred in 1991 while the program was being restructured. In addition, operating margins were better in most business areas in 1992 than in 1991 and a prior year contract issue was favorably resolved, but these developments were mostly offset by initial development costs related to the IRIDIUM TM/SM program.

Electronic Systems

Sales in Electronic Systems were about eight percent higher in 1993, com-pared with a 15 percent increase registered in 1992.

In millions                               1993     1992     1991
- ----------------------------------------------------------------
Sales
Defense electronics programs            $  619   $  622   $  603
Commercial product manufacturing           388      413      408
Commercial distribution activities         389      254      111
- ----------------------------------------------------------------
Total                                   $1,396   $1,289   $1,122
- ----------------------------------------------------------------
Program profits (loss)                  $   (1)  $   32   $   21
- ----------------------------------------------------------------

Revenues from defense electronics programs in 1993 were approximately equal to 1992's level. Increases in countermeasures, information systems, and avionics product lines were offset by decreases in defense system and surveillance system programs. Defense electronics sales grew about three percent in 1992 compared with 1991, mostly due to increases in antisubmarine warfare, countermeasures, and other electronic support programs, partly offset by reductions in surveillance systems revenues.

Sales from commercial product manufacturing dipped six percent in 1993, principally due to further weakness and competitive pricing pressures in the computer peripherals market. Commercial product manufacturing sales were about the same in 1992 compared with 1991.

Commercial distribution sales grew 53 percent in 1993, reflecting expansion of the Access Graphics subsidiary's business. Revenues from commercial distribution activities more than doubled in 1992 compared with 1991, mostly due to Access Graphics being included for the full year of 1992 versus only a portion of 1991.

A small program loss was incurred by Electronic Systems in 1993, compared with program profits in 1992, due primarily to losses at CalComp. This commercial manufacturing unit suffered significant operating losses due to market weakness and pricing pressures, and also recorded charges related to downsizing and restructuring. Program profits from defense programs increased in 1993 due to improved operating performance at Sanders, and profits from commercial distribution activities were higher in 1993 than in 1992 due to improved performance and higher sales.

In addition, Electronic Systems program profits were negatively affected in 1993 when the company recognized expense for future environmental remediation costs that are expected to be allocated to the company's commercial business. (See Notes 1 and 11 to the consolidated financial statements for additional information on the company's accounting policies related to environmental matters and the status of environmental matters now before the company.)

Electronic Systems program profits grew 52 percent in 1992 compared with 1991, with the defense and commercial business sectors contributing about equally to the increase. In defense, the greater profits resulted from improved performance as well as higher volume at Sanders. Commercial distribution activities, included for the full year, were the primary cause of the commercial profit improvement.

Purchase cost amortization related to the acquisition of Sanders and CalComp, reflected in program profits each year, was $25 million in 1993 and in 1992, and $26 million in 1991.

Technology Services

Technology Services sales increased by 13 percent in 1993, after growing about six percent in 1992.

In millions                               1993     1992     1991
- ----------------------------------------------------------------
Sales
Space shuttle processing services       $  609   $  600   $  638
Engineering and scientific services        335      349      342
State and municipal government services    180       88       58
Other services                             303      230      155
- ----------------------------------------------------------------
Total                                   $1,427   $1,267   $1,193
- ----------------------------------------------------------------
Program profits                         $   32   $   18   $   42
- ----------------------------------------------------------------

Space shuttle processing revenues increased about two percent in 1993, following a decrease of about six percent in 1992. Fluctuations in levels of activity in support of space shuttle operations were responsible for the variances.

Sales from engineering and scientific services were down about four percent in 1993 compared with 1992 mostly due to lower levels of NASA support work, partly offset by higher environmental services revenue. Sales in 1992 were relatively stable compared with 1991, up about two percent.

Revenues from state and municipal government services doubled in 1993, mostly due to the expansion of children and family services and transportation systems and services provided to state and local government agencies. Sales in this business area were up by about one-half in 1992 compared with 1991, mostly from growth in the children and family services and other municipal services business lines.

Other services revenues were 32 percent higher in 1993 compared with 1992, and nearly 50 percent higher in 1992 compared with 1991, in both cases due to significantly increased levels of contract field support services provided to the military.

Program profits increased substantially in 1993, primarily due to higher revenues and improved performance on contract field support programs, improved performance in airport management and consulting operations, and a reduction in accrued future retiree medical costs due to reduced employment levels. Elsewhere in this segment, program profits were approximately the same in 1993 as in 1992, reflecting both similar performance and a similar level of new business investment in each year. Program profits dropped by about 57 percent in 1992 compared with 1991, mostly because of higher investment in new business initiatives, particularly in state, county, and municipal services and environmental lines of business.

FINANCIAL CONDITION

Liquidity and Cash Flows

Liquidity is primarily provided by cash generated from operating activities. Net cash provided by operating activities during 1993 was $795 million, over 35 percent higher than in 1992, due to higher earnings plus noncash-expending depreciation and amortization, partly offset by higher operating capital requirements.

Operating cash flow was negatively impacted in 1993 by the withholding of a portion (currently approximately $170 million) of certain progress billings at LFWC by agreement with a U.S. government customer. These billings are being withheld pending resolution of issues pertaining to LFWC's manufacturing cost allocation system. The system issues are currently being addressed and withheld amounts are expected to be substantially reduced during 1994. With the exception of the temporary delay in cash flows from operating activities and higher net inventories, management expects the issues to be ultimately resolved with little, if any, effect on the company's financial statements.

The company borrowed approximately $1.5 billion for the purchase of LFWC during the first quarter of 1993. Initially in the form of short-term obligations, these borrowings were subsequently refinanced with intermediate and long-term debt. By the end of the year, operating and other cash flows were sufficient to allow the company to reduce debt by over $400 million from the high point reached at the end of the first quarter.

Additions to property, plant, and equipment were $321 million in 1993, approximately the same as in 1992. The amount expended on additions compared favorably with the company's 1993 depreciation expense of $328 million. The company continually monitors its capital spending in relation to current and anticipated business needs. As circumstances dictate, facilities are added, consolidated, disposed of, or modernized. Note 3 to the consolidated financial statements provides additional information regarding the disposal of excess Aeronautical Systems property.

Significant numbers of employee stock options were exercised in 1993. The cash inflow from these exercises amounted to about $71 million and resulted in the issuance of approximately 1.6 million shares of company stock.

Cash dividends amounted to $2.12, $2.09, and $1.95 per share in 1993, 1992, and 1991, respectively.

Capital Resources

Total debt, including the guarantee of salaried ESOP obligations, increased to $2,596 million at December 26, 1993, up from $1,681 million outstanding one year earlier, due to the financing of the purchase of LFWC. As discussed above, debt was reduced subsequent to the acquisition date. Cash flows are expected to allow a steady reduction of the higher debt levels over the next few years.

Most of Lockheed's debt at the end of 1993 and 1992 was in the form of publicly issued fixed-rate notes. Total debt represented approximately 52 percent and 45 percent of the company's total capitalization at the respective year-end dates, about 43 percent and 34 percent if the effect of the guarantee of certain obligations of the salaried ESOP (accounted for as a component of debt and an offset to stockholders' equity) is excluded.
The calculation of the debt ratio ex-ESOP reflects the fact that the assets of the salaried ESOP trust, not reflected on the company's balance sheet, are available for the service and repayment of the ESOP obligations guaranteed by the company. At its peak at the end of the first quarter of 1993, total debt was about 59 percent of total capitalization, 51 percent ex-ESOP.

The "net debt" ratio consists of total debt, net of cash, as a percentage of total capitalization. Using this approach, the measures were 50 percent, 57 percent, and 40 percent at December 1993, March 1993, and December, 1992. Ex-ESOP, the amounts were 42 percent, 48 percent, and 28 percent, respectively.

At December 26, 1993, the company had available committed credit lines aggregating $1.3 billion from groups of domestic and foreign banks. Generally, these lines are maintained to back up the company's commercial paper borrowings. There were no commercial paper borrowings, nor any borrowings outstanding under the committed lines, at year-end.

The company receives advances on certain contracts and uses them to finance the inventories required to complete the contracted work. The amount of such advances in excess of costs incurred on these contracts was $606 million at December 26, 1993, and was mostly related to contracts with foreign government and commercial customers. These funds may be used for working capital requirements and other general corporate purposes until needed to complete the contracts.

Cash on hand and temporarily invested, internally generated funds, and available financing resources are sufficient to meet anticipated operating and debt service requirements and discretionary investment needs.

Stockholders' equity at December 26, 1993 was up by about $400 million or 20 percent compared with a year earlier due to the retention of earnings in excess of cash dividends paid, the issuance of new shares upon the exercise of employee stock options, and accounting benefits related to the salaried ESOP (the reduction of guaranteed debt and certain tax benefits).

OTHER MATTERS

Company-Sponsored Research and Development

Spending on company-sponsored research and development is included in results from operations and amounted to $449 million in 1993, a seven percent increase over 1992. The company regularly monitors its research and development effort to assure an appropriate level of spending in relation to expected future benefits. Company-sponsored research and development is necessary to support the company's technologies and maintain its competitive position in the aerospace and electronics industries.

Backlog

Funded backlog consists of unfilled firm orders for the company's products for which funding has been both authorized and appropriated by the customer (Congress, in the case of U.S. government customers). Negotiated (total) backlog includes firm orders for which funding has not been appropriated.

The following table shows funded backlog by major category for the company's two largest segments, and totals for the other two segments, at the end of each of the last three years:

In millions                                  1993    1992    1991
- -----------------------------------------------------------------
Aeronautical Systems
Fighter aircraft programs                 $ 6,229  $  286  $  300
Airlift aircraft programs                   1,283     891   1,204
Aircraft modification
  and maintenance programs                    460     504     514
Other aircraft programs
  and support activities                    1,361   1,599   1,740
- -----------------------------------------------------------------
                                            9,333   3,280   3,758
Missiles and Space Systems
Fleet ballistic missiles                    1,423   2,389   2,254
Other missile systems                          90     317     194
Space and other programs                    1,273   1,605   1,262
- -----------------------------------------------------------------
                                            2,786   4,311   3,710
Electronic Systems                            732     870     873
Technology Services                           305     395     410
- -----------------------------------------------------------------
                                          $13,156  $8,856  $8,751
- -----------------------------------------------------------------

Funded backlog was nearly 50 percent higher in 1993 compared with 1992 due to increases in Aeronautical Systems, the most significant of which was the acquisition of LFWC and its existing backlog. Funded backlog was lower in the other segments. In 1992, funded backlog increased slightly, about one percent, compared with 1991. An increase in Missiles and Space Systems was mostly offset by decreases in the other segments.

In Aeronautical Systems, funded backlog almost tripled in 1993. The addition of LFWC with its F-16 fighter program and one-third share of the F-22 fighter program was most responsible for the increase. However, C-130 airlifter backlog was also significantly higher, primarily reflecting more U.S. government aircraft on order. These increases were partly offset by lower backlogs related to military aircraft modification work and maritime patrol aircraft. Funded backlog in Aeronautical Systems declined by about 13 percent in 1992 compared with 1991, mostly due to the absence of foreign and commercial C-130 airlifter sign-ups, partly offset by a higher U.S. government C-130 backlog. Elsewhere in the segment, lower funded backlog related to maritime patrol aircraft upgrade programs also had an effect.

Funded backlog in Missiles and Space Systems declined by about 35 percent in 1993 compared with 1992, mostly due to a difference in the timing of the funding for the Trident II fleet ballistic missile program. Annual funding for this program, generally provided in the company's fourth quarter, was not obtained until the first quarter of 1994. The workdown of the initial THAAD defensive missile development program backlog, reductions in certain space programs, and lower Milstar and NASA backlogs, also contributed to the decrease. These reductions were partly offset by increases related to the start of the IRIDIUM TM/SM commercial satellite program. Missiles and Space Systems backlog grew about 16 percent in 1992 compared with 1991 due to higher funding of certain military space systems and defensive missile programs, partly offset by lower funded backlog in certain other space programs.

In Electronic Systems, funded backlog is primarily related to defense electronics programs. In 1993, backlog was down about 16 percent compared with a year ago, with increases in surveillance systems and avionics programs more than offset by decreases in other defense electronics areas. Commercial backlogs grew slightly. In 1992, funded backlog remained about the same as in 1991, as increases in surveillance and avionics systems backlogs offset the decreases in other defense programs and in the commercial product sector.

In Technology Services, 1993 funded backlog was down about 23 percent from 1992, primarily due to lower backlog of contract field support services, and timing differences in NASA funding of space shuttle processing and engineering and scientific support activities. In 1992, funded backlog was about four percent lower than in 1991, with changes in the timing of NASA funding partly offset by increased funding on contract field support programs. Service contracts represent the majority of this business segment's revenues, and are generally funded with less lead time than other contracts. As a result, funded backlog figures tend to be less of an indicator of future activity for this segment than for the others.

The figures above do not include negotiated but unfunded amounts. Total negotiated backlog, both funded and unfunded, amounted to $28.9 billion in 1993, $19.4 billion in 1992, and $17.1 billion in 1991. The increase in 1993 was caused by many of the same factors responsible for the funded backlog variances described above, with the addition of LFWC in the Aeronautical Systems segment and the reductions in certain space programs in the Missiles and Space Systems segment the most prominent. The increase in 1992 compared with 1991 came from the win of the THAAD development program in the Missiles and Space Systems segment and the follow-on space shuttle processing contract in Technology Services, in addition to the funded backlog variances already discussed.

As in previous years, a substantial portion of unfunded backlog is related to programs for the U.S. government and is dependent on future governmental appropriations for funding.

Defense Industry Environment

In recent years, significant changes in the global political climate have redefined the needs of the Department of Defense (DoD). New requirements emphasize a smaller, more technologically superior military, and the industrial base to support it. In addition, initiatives to reduce the federal budget deficit have placed increased downward pressure on defense budget levels.

Defense budgets have been declining in real terms (after accounting for inflation) since 1985. Industry analysts generally expect defense spending to continue to decline through the latter part of the decade and then hold constant in real terms at a reduced level, but the ultimate outcome is uncertain. Reduced budget levels, rapidly changing customer requirements, and increased competition are expected for the defense industry in the years to come.

The U.S. defense budget has a major impact on Lockheed's business base. In 1993, 64 percent of the company's sales were to DoD customers. The company provides a wide variety of products and services, and Lockheed's major programs have generally been well supported thus far during the budget decline. The company is a leader in advanced technologies, research and development, and limited production-rate manufacturing, all of which have been emphasized during the ongoing debate over the focus of future defense spending. However, uncertainty remains over the size and shape of future defense budgets and their impact on specific programs.

The company has responded to these conditions and is focusing attention and resources on its most promising businesses and opportunities in both the defense and nondefense markets. The 1993 acquisition of Lockheed Fort Worth Company further broadened Lockheed's portfolio of programs and increased the company's presence in the international market. Other measures, such as cost reduction efforts, are continuing. Employment levels have been reduced to reflect changing business requirements, and will continue to be monitored and adjusted where appropriate.

Management believes that the company is well-positioned for the future, with the resources and capabilities to respond appropriately to further industry developments.

Environmental Matters

The company is involved in a number of proceedings and potential proceedings relating to environmental matters. These matters and their impact on the company are discussed in Note 11 to the consolidated financial statements.

As described in Note 11, a substantial portion of currently anticipated environmental expenditures will be reflected in the company's sales and costs of sales pursuant to U.S. government agreement or regulation. However, a timing difference in cash flows is expected between incurrence of certain of the costs related to the Burbank cleanup and allocation of these costs as part of the company's general and administrative expense. At the end of 1993, expenditures that had been made but not yet allocated amounted to $52 million. This timing difference is expected to increase through the end of 1995 before declining in subsequent years.

Item 8.  Consolidated Financial Statements and Supplementary Data

                      CONSOLIDATED STATEMENT OF EARNINGS

In millions, except per-share data             1993       1992       1991
- -------------------------------------------------------------------------
Sales
  Aeronautical Systems                      $ 6,010    $ 2,957    $ 2,635
  Missiles and Space Systems                  4,238      4,587      4,859
  Electronic Systems                          1,396      1,289      1,122
  Technology Services                         1,427      1,267      1,193
  -----------------------------------------------------------------------
    Total sales                              13,071     10,100      9,809

Costs and expenses                           12,227      9,456      9,233
- -------------------------------------------------------------------------

Program profits
  Aeronautical Systems                          465        193        153
  Missiles and Space Systems                    348        401        360
  Electronic Systems                             (1)        32         21
  Technology Services                            32         18         42
  -----------------------------------------------------------------------
    Total program profits                       844        644        576

Interest expense                               (168)      (119)      (118)
Other income, net                                           24         16
- -------------------------------------------------------------------------
Earnings before income taxes and cumulative
  effect of change in accounting principle      676        549        474
Provision for income taxes                      254        201        166
- -------------------------------------------------------------------------
Earnings before cumulative effect
  of change in accounting principle             422        348        308
Cumulative effect of change in
  accounting principle for retiree
  medical benefits, net of tax                            (631)
- -------------------------------------------------------------------------
Net earnings (loss)                         $   422    $  (283)   $   308
=========================================================================
Earnings per share
  Before cumulative effect of
    change in accounting principle          $  6.70    $  5.65    $  4.86
  Cumulative effect of change
    in accounting principle                             (10.23)
  -----------------------------------------------------------------------
  Net earnings (loss) per share             $  6.70    $ (4.58)   $  4.86
=========================================================================
Average number of common and common
  equivalent shares outstanding                62.9       61.7       63.4
- -------------------------------------------------------------------------
Number of common shares outstanding
  at year-end                                  62.7       61.1       62.8
- -------------------------------------------------------------------------
See accompanying notes.

                        CONSOLIDATED STATEMENT OF CASH FLOWS

In millions                                       1993      1992      1991
- --------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                              $ 422     $(283)    $ 308
Adjustments to reconcile net earnings (loss)
  to net cash provided by operating activities
    Cumulative effect of change
      in accounting principle, net of tax                    631
    Depreciation and amortization                  498       355       339
    Changes in operating assets and liabilities
          Accounts receivable                      232       (23)      545
          Gross inventories                        498       292       (12)
          Accounts payable                           5        89      (118)
          Salaries and related items               (41)      (31)        9
          Income taxes                              18       (15)       12
          Customer advances and progress payments (824)     (238)     (204)
          Other, net                               (13)     (192)     (171)
    ----------------------------------------------------------------------
      Net cash provided by operating activities    795       585       708
- --------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, and equipment       (321)     (327)     (312)
Purchase of Lockheed Fort Worth Company         (1,521)
Purchases of marketable securities                          (200)
Proceeds from sales of marketable securities                 210
Capitalized restructuring and related costs        (26)      (22)      (19)
Decrease (increase) in finance and
    other long-term receivables                      8       (11)      (40)
Other, net                                          41       (47)       21
- --------------------------------------------------------------------------
      Net cash used for investing activities    (1,819)     (397)     (350)
- --------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in short-term borrowings                   (9)       (2)      (11)
Borrowings of long-term debt                     1,581       341       246
Repayments of long-term debt                      (634)     (294)     (555)
Purchases of treasury shares                                (101)      (25)
Cash dividends                                    (132)     (128)     (124)
Proceeds from stock options exercised               71        24         5
- --------------------------------------------------------------------------
    Net cash provided by
         (used for) financing activities           877      (160)     (464)
- --------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents  (147)       28      (106)
Cash and cash equivalents, beginning of year       294       266       372
- --------------------------------------------------------------------------
Cash and cash equivalents, end of year           $ 147     $ 294     $ 266
==========================================================================
Supplemental Disclosure Information
  Cash paid during the year for
    Interest                                     $ 165     $ 101     $ 104
    Income taxes                                   230       219       155
==========================================================================
See accompanying notes.

                     CONSOLIDATED BALANCE SHEET

Dollar figures in millions,
 except per-share data                                    1993        1992
- --------------------------------------------------------------------------
Assets
Current assets
    Cash and cash equivalents                           $  147      $  294
    Accounts receivable                                  1,644       1,590
    Inventories                                          1,699       1,178
    Other current assets                                   350         171
    ----------------------------------------------------------------------
        Total current assets                             3,840       3,233
Property, plant, and equipment, at cost
    Land                                                    93          91
    Buildings, structures, and leasehold improvements    1,686       1,678
    Machinery and equipment                              2,812       2,679
    ----------------------------------------------------------------------
                                                         4,591       4,448
    Less accumulated depreciation and amortization       2,641       2,566
    ----------------------------------------------------------------------
        Net property, plant, and equipment               1,950       1,882
Noncurrent assets
    Intangible assets related to tactical aircraft
      programs acquired (net of accumulated
      amortization of $84)                               1,425
    Excess of purchase price over fair value of assets
      acquired (net of accumulated amortization of
      $204 in 1993 and $171 in 1992)                       782         815
    Deferred tax assets, net                                33         227
    Other noncurrent assets                                931         867
- --------------------------------------------------------------------------
                                                        $8,961      $7,024
==========================================================================
Liabilities and Stockholders' Equity
Current liabilities
    Short-term borrowings                               $   21      $   30
    Accounts payable                                       841         758
    Salaries and related items                             355         296
    Income taxes, including deferred amounts of
      $44 in 1993 and $72 in 1992                           44         112
    Customers' advances in excess of related costs         606         442
    Current portion of long-term debt                       28         323
    Current portion of accumulated
       retiree medical benefit obligation                  155         106
    Other current liabilities                              483         375
    ----------------------------------------------------------------------
        Total current liabilities                        2,533       2,442
Long-term debt                                           2,547       1,328
Accumulated retiree medical benefit obligation             942         803
Other long-term liabilities                                496         409
Commitments and contingencies
Stockholders' equity
    Preferred stock
    Common stock, $1 par value, 100,000,000 shares
       authorized;  72,471,642 shares issued
       (70,876,030 in 1992)                                 73          71
    Additional capital                                     804         735
    Retained earnings                                    2,427       2,121
    Treasury shares, at cost (9,775,996 shares)           (454)       (454)
    Guarantee of ESOP obligations                         (407)       (431)
    ----------------------------------------------------------------------
        Total stockholders' equity                       2,443       2,042
- --------------------------------------------------------------------------
                                                        $8,961      $7,024
==========================================================================
See accompanying notes.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                             Guarantee
                                                               of ESOP
In millions, except    Common  Additional  Retained  Treasury  Obliga-
per-share data          Stock     Capital  Earnings    Shares    tions   Total
- ------------------------------------------------------------------------------
At December 30, 1990      $70        $707    $2,332     $(328)   $(472) $2,309
 Net earnings                                   308                        308
 Reduction of ESOP
  obligations guaranteed                                            20      20
 Tax benefits from
  dividends paid to ESOP                         10                         10
 Stock options exercised                5                                    5
 Dividends declared
  on common stock
  ($1.95 per share)                            (124)                      (124)
 Treasury shares purchased                                (25)             (25)
- ------------------------------------------------------------------------------
At December 29, 1991       70         712     2,526      (353)    (452)  2,503
 Earnings before
  cumulative effect of
  change in accounting
  principle                                     348                        348
 Cumulative effect of
  change in accounting
  principle, net of tax                        (631)                      (631)
 Reduction of ESOP
  obligations guaranteed                                            21      21
 Tax benefits from
  dividends paid to ESOP
  on unallocated shares                           6                          6
 Stock options exercised    1          23                                   24
 Dividends declared
  on common stock
  ($2.09 per share)                            (128)                      (128)
 Treasury shares purchased                               (101)            (101)
- ------------------------------------------------------------------------------
At December 27, 1992       71         735     2,121      (454)    (431)  2,042
 Net earnings                                   422                        422
 Reduction of ESOP
  obligations guaranteed                                            24      24
 Tax benefits from
  dividends paid to ESOP
  on unallocated shares
  and stock options
  exercised                                      16                         16
 Stock options exercised    2          69                                   71
 Dividends declared
  on common stock
  ($2.12 per share)                            (132)                      (132)
 -----------------------------------------------------------------------------
At December 26, 1993      $73        $804    $2,427     $(454)   $(407) $2,443
==============================================================================
See accompanying notes.

Lockheed Corporation
Notes to Consolidated Financial Statements


Note 1 -- Summary of Significant Accounting Policies
- ----------------------------------------------------

Basis of consolidation--The consolidated financial statements for the years ended December 26, 1993, December 27, 1992, and December 29, 1991, include the accounts of wholly owned and majority-owned subsidiaries. The accounts of Lockheed Finance Corporation (LFC), a wholly owned finance company subsidiary, are included in the consolidated financial statements. LFC's assets, revenues, and earnings are immaterial and therefore not separately disclosed. Because LFC's business differs significantly from the rest of Lockheed's operations, LFC's results of operations are presented as a component of other income, net.

Certain reclassifications have been made to the 1992 and 1991 data to conform to the 1993 presentation.

Cash and cash equivalents -- The company considers securities purchased within three months of their date of maturity to be cash equivalents. Due to the short maturity of these instruments, carrying value on the company's consolidated balance sheet approximates fair value. Under Lockheed's cash management system, certain divisions' and subsidiaries' cash accounts reflect credit balances to the extent checks written have not been presented for payment. The amounts of these credit balances included in accounts payable were $154 million at December 26, 1993, and $178 million at December 27, 1992.

Inventories -- Inventories are stated at the lower of cost or estimated net realizable value. In the case of materials and spare parts, cost represents average cost.

Work-in-process inventory includes direct production costs, allocable operating overhead, and, except for commercial contracts and programs, general and administrative expenses.

Inventories are primarily attributable to long-term contracts or programs on which the related operating cycles are longer than one year. In accordance with industry practice, these inventories are included in current assets.

Property, plant, and equipment -- Depreciation is provided on most plant and equipment using declining balance methods of depreciation during the first half of the estimated useful lives of the assets; thereafter, straight-line depreciation is used. Estimated useful lives generally range from eight years to 33 years for buildings and structures and two years to 20 years for machinery and equipment. Leasehold improvements are amortized over the useful lives of the related assets or the terms of the leases, whichever is shorter.

Intangible assets related to tactical aircraft programs acquired -- Intangible assets related to the acquisition of Lockheed Fort Worth Company (the former tactical military aircraft business of General Dynamics Corporation) are amortized on a straight-line basis over an estimated period of benefit of fifteen years.

Excess of purchase price over fair value of net assets acquired -- The excess of purchase price over fair value of net assets of acquired businesses is amortized on a straight-line basis over the estimated periods of benefit. Such periods do not exceed 40 years.

Sales and earnings -- Sales under cost-reimbursement-type contracts are recorded as costs are incurred. Applicable estimated profits are included in sales in the proportion that incurred costs bear to total estimated costs. Sales and anticipated profits under certain fixed-price contracts that require substantial performance over a long period of time before deliveries begin are accounted for under the percentage-of-completion (cost-to-cost) method. Under all other contracts, sales are recorded at delivery or on completion of specified tasks, as applicable, and estimated contract profits are taken into earnings in proportion to recorded sales.

Some contracts include provisions for adjusting prices to reflect specification changes and other matters. For accounting purposes, estimates of such adjustments are used in recording sales and costs and expenses. Incentives or penalties applicable to performance on contracts are considered in estimating sales and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. When the adjustments are ultimately determined, any changes from the estimates are reflected in earnings.

Any anticipated losses on contracts or programs are charged to earnings when identified.

Research and development costs -- Company-sponsored research and development costs (shown in Selected Financial Data on page 15) primarily include research and development and bid and proposal effort related to government products and services. Except for certain arrangements described below, these costs are generally included as part of the general and administrative costs that are allocated among all contracts and programs under U.S. government contractual arrangements. Company-sponsored product development costs not otherwise allocable are charged to expense when incurred. Under certain arrangements in which a customer shares in product development costs, the company's portion of such costs is expensed as incurred. Customer-sponsored research and development costs incurred pursuant to contracts are accounted for as program costs.

Environmental matters -- The company records a liability for environmental matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. A substantial portion of the costs are expected to be reflected in sales and costs of sales pursuant to U.S. government agreement or regulation. At the time a liability is recorded for future environmental costs, an asset is recorded for the probable future recovery of those costs in pricing U.S. government business. With the exception of applicable amounts representing current assets and liabilities, these amounts are included in other noncurrent assets and other long-term liabilities. The portion of those costs expected to be allocated to commercial business is reflected in cost of sales at the time the liability is established. Prior to 1993, environmental liabilities were recorded by the company net of the estimated expenditures that would be allocated and allowable in establishing prices of U.S. government business. The 1992 amounts have been reclassified on the consolidated balance sheet to conform to the 1993 presentation.

Earnings per share -- Earnings per share are computed from the weighted average number of common shares, including common share equivalents, outstanding during each year. In general, this computation assumes that dilutive stock options were exercised and the resulting proceeds were used to purchase outstanding common stock. When there is no material difference between the computations of primary and fully diluted earnings per share, only the primary number is presented.


Note 2 - Acquisition
- --------------------

Effective February 28, 1993, the company acquired Lockheed Fort Worth
Company (LFWC), formerly the tactical military aircraft business (Fort
Worth Division) of General Dynamics Corporation, for approximately
$1.5 billion in cash, plus the assumption of certain liabilities related to the business. The acquisition was accounted for as a purchase, and financed by intermediate and long-term borrowings. LFWC is active in research, design, and systems integration for manufacturing and upgrading manned tactical aircraft and related products, including electronic warfare, training, and mission support systems. The operating results of LFWC since February 28, 1993, are reported in the company's Aeronautical Systems segment.

The excess of the purchase price over the fair value of the net assets acquired represented intangible assets related to the aircraft programs acquired and amounted to approximately $1.5 billion. These intangible assets are being amortized over 15 years.

The following pro forma financial information combines Lockheed's and LFWC's results of operations assuming that the acquisition took place at the beginning of 1992. These pro forma results are not necessarily indicative of future operations of the combined company.

In millions, except per-share data          1993         1992
- -------------------------------------------------------------
Sales                                    $13,520      $12,941
Earnings before cumulative effect of
  change in accounting principle             426          388
Net earnings (loss)                          426         (243)
Earnings per share
   Before change in accounting principle    6.77         6.29
   Net earnings (loss)                      6.77        (3.94)
- -------------------------------------------------------------


Note 3 - Restructuring Activities
- ---------------------------------

The company is holding and preparing for sale the excess property, primarily in Burbank, California, resulting from the restructuring of its Aeronautical Systems business in 1989. As a result of declining real estate values, the company recorded a charge of $35 million in the third quarter of 1993 representing the excess of capitalized and future costs applicable to the restructuring properties over the anticipated proceeds at time of sale. Until the properties are prepared for sale and sold, the ultimate cost and sales value of the properties will continue to be subject to change.

Note 4 - Other Income, Net
- --------------------------

Other income, net consisted of the following components:

In millions                        1993     1992     1991
- ---------------------------------------------------------
Interest income                   $  14    $  38    $  31
Earnings before income taxes
  of Lockheed Finance Corporation     6        6        6
Other                               (20)     (20)     (21)
- ---------------------------------------------------------
                                  $        $  24    $  16
=========================================================


Note 5 - Accounts Receivable
- ----------------------------

Accounts receivable consisted of the following components:

In millions                                 1993        1992
- ------------------------------------------------------------
U.S. government, primarily on
  long-term contracts                     $  521      $  538
Commercial and foreign government
  Long-term contracts                         48         111
  Other                                      336         235
Unbilled costs and accrued profits,
  primarily related to U.S. government
  and foreign government contracts           739         706
- ------------------------------------------------------------
                                          $1,644      $1,590
============================================================

Unbilled costs and accrued profits consisted primarily of revenues on long-term contracts that had been recognized for accounting purposes but not yet billed to customers. Of this total at December 26, 1993, it is expected that approximately $670 million will be billed within 90 days. The remaining amount of unbilled costs and accrued profits represent amounts related to Lockheed's estimate of contract price adjustments that are expected to be billed and collected on completion of negotiations.

Note 6 - Inventories
- --------------------

Inventories consisted of the following components:

In millions                                      1993        1992
- -----------------------------------------------------------------
Work in process, primarily on
  long-term contracts or programs              $3,166      $1,524
Materials and spare parts                         310         259
Advances to subcontractors                        394         205
Finished goods                                    105         115
- -----------------------------------------------------------------
                                                3,975       2,103
Less customer advances and
  progress payments                             2,276         925
- -----------------------------------------------------------------
                                               $1,699      $1,178
=================================================================

A substantial portion of inventories was applicable to U.S. government contracts. Under contractual arrangements whereby Lockheed receives progress payments from the U.S. government, title to inventories identified with the related contracts is vested in the government.

Inventories do not include any significant amounts of unamortized tooling, learning curve and other deferred costs, claims, or other similar items whose recovery is uncertain.

An analysis of general and administrative costs included in work in process follows:

In millions                                     1993    1992    1991
- --------------------------------------------------------------------
Beginning of period                           $  215   $ 186   $ 207
Incurred during the year                       1,113     913     812
Charged to costs and expenses during the year   (956)   (884)   (833)
- --------------------------------------------------------------------
                                              $  372   $ 215   $ 186
====================================================================

Included in costs and expenses in 1993, 1992, and 1991, were general and administrative costs of approximately $110 million, $102 million, and $66 million, respectively, incurred by business units whose sales were principally not under government contracts.

Note 7 - Income Taxes
- ---------------------

The provision for income taxes consisted of the following components:

In millions                     1993        1992        1991
- ------------------------------------------------------------
Current U.S. federal           $  83       $ 210       $ 199
Foreign                            5           7          11
Deferred U.S. federal            166         (16)        (44)
- ------------------------------------------------------------
                               $ 254       $ 201       $ 166
============================================================

All of the pretax earnings shown in the company's consolidated statement of earnings were included in the computation of the provision for U.S. federal income tax. For the approximate amounts of foreign pretax income, see Note 13.

Net provisions for state taxes on income are included in general and administrative expenses which, as explained in Note 6, are primarily allocable to government contracts. Such state taxes were $30 million in 1993, $43 million in 1992, and $35 million in 1991.

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on earnings before income taxes and cumulative effect of change in accounting principle:

In millions                     1993        1992        1991
- ------------------------------------------------------------
Computed income taxes
  using statutory tax
  rate (35% in 1993,
  34% in 1992 and 1991)        $ 237       $ 187       $ 161
Increases (reductions)
  from
    Amortization of purchase
      costs                       16          13          12
    Revisions to prior years'
      estimated income tax
      liabilities
        Tax credits                                      (15)
        Other revisions           16           5          12
    Other, net                   (15)         (4)         (4)
- ------------------------------------------------------------
                               $ 254       $ 201       $ 166
============================================================

The company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," in 1992. Deferred income tax assets and liabilities on the consolidated balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS 109 requires a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The company has no recorded deferred tax assets which require a valuation allowance.

Deferred tax assets and liabilities consisted of the following components:

                                    December 26,  December 27,
In millions                                1993          1992
- -------------------------------------------------------------
Deferred tax assets related to:
    Accumulated retiree medical
      benefit obligation                   $384          $304
    Accrued compensation and benefits       140           114
    Other                                    27            25
- -------------------------------------------------------------
                                            551           443
- -------------------------------------------------------------
Deferred tax liabilities related to:
    Acquired intangible assets              257
    Contract costing methods                170           158
    Depreciation methods                     85            83
    Debt settlement costs                    37            35
    Restructuring costs                      13            12
- -------------------------------------------------------------
                                            562           288
- -------------------------------------------------------------
    Net deferred tax assets (liabilities)  $(11)         $155
=============================================================

The computation of the deferred tax provision for 1991, the last year in which the deferred method was used, included tax effects related to the following:

In millions                                            1991
- -----------------------------------------------------------
Contract costing methods                              $  (9)
Foreign tax credits                                      (3)
Undistributed earnings of foreign subsidiaries           11
Costing adjustment                                      (10)
Transition adjustments for
  changes in tax accounting methods                     (25)
Other, net                                               (8)
- -----------------------------------------------------------
                                                      $ (44)
===========================================================


Note 8 - Employee Benefit Plans
- -------------------------------

DEFINED CONTRIBUTION PLANS

The company maintains contributory 401(k) savings plans for salaried employees (the Salaried Plan) and hourly employees (the Hourly Plans) which cover substantially all employees.

The Salaried Plan

In 1989, a leveraged Employee Stock Ownership Plan (ESOP) was created and incorporated into the Salaried Plan. The ESOP purchased approximately 10.7 million shares of Lockheed stock with the proceeds from a $500 million note issue which is guaranteed by Lockheed (see Note 10). These shares are held in a suspense account in a salaried ESOP trust until allocated to participants as described below.

Under provisions of the Salaried Plan, employees' eligible contributions are matched by the company at a 60 percent rate. The company's matching obligation is accounted for as compensation and was $104 million in 1993, $91 million in 1992, and $85 million in 1991. Since January 1992, one half of the company match has consisted of cash contributions to employee-selected investment options (including Lockheed stock) and one half of the company match has consisted of Lockheed stock. In 1991, the company match consisted entirely of Lockheed stock. The Lockheed stock portion of the matching obligation is fulfilled, in part, with stock allocated from the suspense account (approximately 710,000 shares per year) through the year 2004. The balance of the stock portion of the matching obligation is fulfilled through purchases of Lockheed stock from retiring participants or on the open market. Approximately 77,000, 184,000, and 1.2 million shares of Lockheed stock were purchased on the open market by the salaried ESOP trust in 1993, 1992, and 1991, respectively. The salaried ESOP trust also sold on the open market approximately 110,000 and 285,000 shares purchased from retirees in 1993 and 1992, respectively.

Company payments to the salaried ESOP trust for the stock portion of the matching obligation consist of dividends on the unallocated shares, and an amount sufficient to fully service the ESOP debt and meet the company's matching obligation to employees that is not otherwise covered through the allocation of suspense account shares.

In 1993, compensation expense accrued and dividends on unallocated shares exceeded the amount required to fully service the ESOP debt and fulfill the company's matching obligation by approximately $2 million. The amount was recognized as an addition to the company's other income, net. In 1992 and 1991, the company paid an amount in excess of compensation expense accrued and dividends on unallocated shares. These additional payments were recognized as additions to Lockheed's interest expense. The amount varied in each year due to changes in the market value of company stock allocated from the suspense account. The impact of the ESOP on the company also includes special tax benefits on dividends paid on allocated and unallocated ESOP shares. These various items are reflected in components of the company's consolidated statement of earnings or as direct increases to the company's retained earnings. The aggregate of these items resulted in a net favorable effect to the company of about $12 million, $6 million, and $5 million in 1993, 1992, and 1991, respectively.

The salaried ESOP trust requirements and the company's payments are shown in the following table:

In millions                                1993      1992      1991
- -------------------------------------------------------------------
ESOP trust requirements:
  Debt service (including interest of
    $35 million in 1993, $38 million
    in 1992, and $39 million in 1991)     $  59     $  59     $  59
  Purchase of additional shares (required
    to meet company matching obligation)      8        12        55
- -------------------------------------------------------------------
                                          $  67     $  71     $ 114
===================================================================
Met by:
  Dividends on unallocated shares         $  17     $  18     $  22
  Company matching funds
    (Lockheed stock portion)                 52        45        85
  Amounts recognized as
    additions to Lockheed's
    interest expense (other income)          (2)        8         7
- -------------------------------------------------------------------
                                          $  67     $  71     $ 114
===================================================================

The Hourly Plans

In 1990, ESOPs were created and incorporated into the Hourly Plans. The company matches 60 percent of a participating employee's eligible contribution to the Hourly Plans through payments to an ESOP trust. The company's match consists of Lockheed stock purchased by the ESOPs on the open market and from retiring participants. The company's required match, which is reported as compensation, was $15 million in 1993, $16 million in 1992, and $17 million in 1991. Approximately 123,000, 311,000, and 370,000 shares were purchased on the open market to provide the company match in 1993, 1992, and 1991, respectively.

ESOP Ownership of the Company's Stock

The salaried and hourly ESOP trusts held approximately 16 million shares of the company's stock at December 26, 1993, December 27, 1992, and December 29, 1991, representing about 26 percent, 26 percent, and 25 percent of the total shares outstanding, respectively.

DEFINED BENEFIT PLANS

Most employees are covered by Lockheed-sponsored contributory or noncontributory defined benefit pension plans. Normal retirement age is 65, but provision is made for earlier retirement. Benefits for salaried plans are generally based on salary and years of service, while those for hourly plans are based on negotiated benefits and years of service. Substantially all benefits are paid from funds previously provided to trustees. Lockheed's funding policy is to make contributions that are consistent with U.S. government cost allowability and Internal Revenue Service deductibility requirements, subject to the full-funding limits of the Employee Retirement Income Security Act of 1974 (ERISA). When any Lockheed funded plan exceeds the full-funding limits of ERISA, no contribution is made to that plan. In addition, Lockheed has certain supplemental retirement and other benefit plans which are not material. Under these plans, benefits are paid directly by Lockheed and charged against liabilities previously accrued.

Net pension cost for 1993, 1992 and 1991, as determined by Statement of Financial Accounting Standards No. 87 (SFAS 87), was $110 million, $76 million, and $90 million, respectively, as shown in the following table:

In millions                                1993      1992      1991
- -------------------------------------------------------------------
Service cost - benefits earned during
               the period                 $ 221     $ 176     $ 165
Interest cost on projected benefit
  obligation                                534       439       419
Actual return on plan assets               (856)     (358)   (1,266)
Net amortization and deferral               214      (178)      775
Employee contributions                       (3)       (3)       (3)
- -------------------------------------------------------------------
                                          $ 110     $  76     $  90
===================================================================

An analysis of the status of the plans follows:

                                    December 26,   December 27,
In millions                                1993           1992
- --------------------------------------------------------------
Plan assets, at fair value               $8,322         $6,608
==============================================================
Actuarial present value of benefit
  obligations
    Vested benefits                      $6,696         $5,021
    Nonvested benefits                       77             81
- --------------------------------------------------------------
Accumulated benefit obligation            6,773          5,102
Effect of projected future salary
  increases                                 844            634
- --------------------------------------------------------------
Projected benefit obligation              7,617          5,736
- --------------------------------------------------------------
Plan assets in excess of projected
  benefit obligation                     $  705         $  872
==============================================================
Consisting of
  Unrecognized net asset existing at
    the date of initial application of
    SFAS 87                              $  422         $  507
  Unrecognized prior service cost          (242)          (148)
  Unrecognized net gain                     308            528
  Prepaid pension expense                   217            (15)
- --------------------------------------------------------------
                                         $  705         $  872
==============================================================

At December 26, 1993 and December 27, 1992, approximately 48 percent and 49 percent, respectively, of the plan assets were equity securities and the rest were primarily fixed income securities. The actuarial determinations were based on various assumptions as illustrated in the following table. Net pension costs in 1993, 1992, and 1991 were based on assumptions in effect at the end of the respective preceding year-end. Benefit obligations as of each year-end were based on assumptions in effect as of those dates.

                                                  1993      1992      1991
- --------------------------------------------------------------------------
Discount rate on benefit obligations               7.0%      8.0%     8.25%
Average of full-career compensation increases
  for those employees whose benefits
  are affected by compensation levels              6.0%      7.0%      7.0%
Expected long-term rate of return on plan assets   8.0%      8.0%      8.0%
- --------------------------------------------------------------------------

As required by SFAS 87, the projected benefit obligation includes the effect of projected future salary increases, but not the effect of projected future credited service. The excess of plan assets over the projected benefit obligation will be required to fund the plans' continuing benefit obligations that will result from, among other things, future credited service. The change in this excess in 1993 from 1992 resulted from an increase in the accumulated benefit obligation primarily due to the lower discount rate, as well as the assumption of benefit obligations for certain employees and retirees of the former Fort Worth Division of General Dynamics Corporation, offset in part by plan assets acquired related to the assumed benefit obligations, as well as earnings of the plan assets exceeding benefit payments and expenses. The net pension cost for 1993 includes costs associated with the assumed obligations related to the Fort Worth Division of General Dynamics.

The company has no present intention of terminating any of its pension plans. However, if a qualified defined benefit pension plan is terminated, the company would be required to vest all participants and purchase annuities with plan assets to meet the accumulated benefit obligation for such participants. At December 26, 1993, the cost to purchase annuities to satisfy the accumulated benefit obligation of Lockheed's qualified defined benefit plans would be in excess of $8.8 billion, compared to the $6.8 billion of accumulated benefit obligation reflected on the second table on page 41. The main salaried retirement plan provides that, after satisfaction of the accumulated benefit obligation and payment of federal excise taxes and federal and state income taxes, remaining plan assets would, in the event of plan termination within five years following a change in control of the company, be transferred to a trust and applied to the payment of certain other employee benefits otherwise payable to employees and retirees (e.g. retiree medical benefits). To the extent that contributions to a defined benefit plan were reimbursed under U.S. government contracts, any remaining surplus amounts at the time of plan termination are subject to equitable sharing under an agreement with the government.

RETIREE MEDICAL PLANS

Lockheed currently provides medical benefits under a contributory group medical plan for certain early (pre-65) retirees and under a noncontributory group Medicare supplement plan for certain retirees aged 65 and over (post-65).

Under the accrual accounting methods of Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions," the present value of the actuarially determined expected future cost of providing medical benefits is attributed to each year of employee service. The service and interest cost recognized each year is added to the accumulated retiree medical benefit obligation. Net retiree medical benefit costs as determined under SFAS 106 were $102 million in 1993 and $91 million in 1992, and are shown in the following table:

In millions                             1993       1992
- -------------------------------------------------------
Service cost - benefits accrued
  during the year                       $ 24        $18
Interest cost on accumulated
  retiree medical benefit
  obligation                              84         76
Actual return on plan assets              (5)        (2)
Net amortization and deferral             (1)        (1)
- -------------------------------------------------------
                                        $102        $91
=======================================================

Lockheed has implemented funding approaches to help manage future retiree medical costs. A Voluntary Employees' Beneficiary Association (VEBA) trust was established and began receiving funding in 1991, and other trusts established under Internal Revenue Service (IRS) regulations began receiving funding in 1992. At December 26, 1993, these trusts held $113 million in assets, of which 52 percent were equity securities and the rest were primarily fixed income securities. In 1992, assets were held in short-term investment fund accounts. The funded amounts are allowable under government contracts in the pricing of the company's products and services and are deductible in the year of contribution under IRS regulations. Earnings on trust assets operate as a reduction to annual SFAS 106 costs.

Upon adopting SFAS 106 effective the beginning of fiscal 1992, Lockheed elected to record the transition obligation (present value of future retiree medical benefits attributed to years prior to 1992) on the immediate recognition basis. This resulted in a charge to 1992 earnings for the cumulative effect of the accounting change of $631 million, or $10.23 per share, after recognition of the deferred tax benefit of $325 million associated with this transition obligation.

Under SFAS 106, actual medical benefit payments to retirees reduce Lockheed's accumulated retiree medical benefit obligation, and any trust funding reduces the unfunded portion of this obligation on the company's consolidated balance sheet. An analysis of the status of the retiree medical benefit plans follows:

                                   December 26,    December 27,
In millions                               1993            1992
- --------------------------------------------------------------
Plan assets at fair value               $  113            $ 63
==============================================================
Actuarial present value of
  benefit obligation:
  Retirees                              $  726            $585
  Employees eligible to retire             233             160
  Employees not eligible to retire         309             195
- --------------------------------------------------------------
Accumulated retiree medical
  benefit obligation                     1,268             940
Unrecognized net gain (loss)               (58)             32
- --------------------------------------------------------------
Net unfunded retiree medical
  benefit obligation                    $1,097            $909
==============================================================

In 1993, in response to economic conditions affecting a number of U.S. government and commercial programs, the company undertook significant workforce reductions at several of its companies. This action resulted in a net curtailment gain of $28 million, representing a reversal of a portion of the previously accrued obligation for future retiree medical costs. In addition, the retiree medical benefit obligations at December 26, 1993, and the 1993 net retiree medical benefit costs reflect the assumption of benefit obligations for certain employees and retirees of the former Fort Worth Division of General Dynamics Corporation.

Actuarial determinations were based on various assumptions as illustrated in the following table. Net retiree medical costs for 1993 and 1992 were based on assumptions in effect at the end of the respective preceding years. Benefit obligations as of the end of each year reflect assumptions in effect as of those dates.

                                          1993            1992
- --------------------------------------------------------------
Discount rate                              7.0%           8.25%
Expected long-term rate
  of return on plan assets                 8.0%           8.0%
Range of medical trend rates:
  Initial: pre-65 retirees                11.0%          13.0%
           post-65 retirees                7.5%          10.0%
  Ultimate (20 years and after):
           pre-65 retirees                 5.0%           6.0%
           post-65 retirees                2.0%           2.0%
- --------------------------------------------------------------

An increase of one percentage point in the assumed medical trend rates would result in an accumulated retiree medical benefit obligation of $1.3 billion at December 26, 1993, and a 1993 net retiree medical benefit cost of approximately $119 million. The company believes that the cost containment features it has previously adopted and the funding approaches under way will allow it to effectively manage its retiree medical expenses, but it will continue to monitor the costs of retiree medical benefits and may further modify the plans if circumstances warrant.

POSTEMPLOYMENT BENEFITS

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits." This statement establishes standards for accounting for benefits to former or inactive employees after employment, other than retirement benefits. Lockheed will adopt SFAS 112 in 1994, the required implementation date. Adoption of SFAS 112 is not expected to have a significant effect on the company's financial statements.


Note 9 - Leases
- ---------------

Total rental expenses under operating leases, net of immaterial amounts of sublease rentals and contingent rentals, were $112 million, $114 million, and $123 million for 1993, 1992, and 1991, respectively.

Future minimum lease commitments at December 26, 1993, for all operating leases that have a remaining term of more than one year were $507 million ($104 million in 1994, $80 million in 1995, $69 million in 1996, $51 million in 1997, $47 million in 1998, and $156 million in later years).

Substantially all real estate leases contain renewal options ranging from one year to 10 years. Certain major plant facilities and equipment are furnished by the U.S. government under short-term or cancelable arrangements.


Note 10 - Debt
- --------------

At December 26, 1993, the company had two loan agreements (the 1993 Agreements) with a group of domestic and foreign banks. One agreement makes available $1 billion through August 30, 1996, while the other agreement makes available $300 million through August 29, 1994. The primary purpose of these agreements is to back up the company's commercial paper borrowings.

There were no borrowings outstanding under either agreement, and no commercial paper borrowings outstanding, at December 26, 1993 (considerable commercial paper borrowing activity took place during the year, however, primarily to provide the initial financing of the LFWC acquisition and for temporary working capital needs).

Borrowings under the 1993 Agreements would be unsecured and bear interest, at the company's option, at rates based on the Eurodollar rate or a bank base rate (as defined). The 1993 Agreements contain financial covenants relating to equity and debt, and provisions which relate to certain changes in control.

Long-term debt consisted of the following components:

In millions                                 1993        1992
- ------------------------------------------------------------
7 7/8% notes due 1993                                $   300
8 1/2% notes due 1996, redeemed 1993                     200
Variable-rate notes due 1995             $   200          80
Fixed-rate notes due 1995 to 2004            140          77
4 7/8% notes due 1996                        275
5.65% notes due 1997                         100
5 7/8% notes due 1998                        300
9 3/8% notes due 1999                        300         300
6 3/4% notes due 2003                        300
9% notes due 2022                            200         200
7 7/8% notes due 2023                        300
Obligations under long-term capital leases    17          10
Other obligations                             36          53
- ------------------------------------------------------------
                                           2,168       1,220
Guarantee of ESOP obligations                407         431
- ------------------------------------------------------------
                                           2,575       1,651
Less portion due within one year              28         323
- ------------------------------------------------------------
                                         $ 2,547     $ 1,328
============================================================

All of the notes contain covenants relating to debt, and provisions which relate to certain changes in control.

The variable-rate notes due in 1995 are unsecured and bear interest at rates based on the Eurodollar rate.

The fixed-rate notes due in 1995 to 2004 are unsecured, were issued in various denominations with various maturity dates, and bear interest at fixed rates ranging from 4.55 percent to 8.34 percent.

The 9 3/8% notes due in 1999 stipulate that, in the event of both a "designated event" and a related "rating decline" occurring within a specified period of time, holders of the notes may require Lockheed to redeem the notes and pay accrued interest. In general, a "designated event" occurs when any one of certain ownership, control, or capitalization changes takes place. A "rating decline" occurs when the ratings assigned to Lockheed debt are reduced below investment-grade levels.

Lockheed's leveraged ESOP (see Note 8) borrowed $500 million through a private placement of notes in 1989. These notes bear interest at fixed rates ranging from 8.27 percent to 8.41 percent, and are being repaid in quarterly installments over terms ending in 2004. The ESOP note agreement stipulates that, in the event that the ratings assigned to Lockheed's long-term senior unsecured debt are below investment grade, holders of the notes may require Lockheed to purchase the notes and pay accrued interest. These notes are obligations of the ESOP but guaranteed by Lockheed and, in accordance with financial accounting standards, are reported as debt on Lockheed's balance sheet, with a corresponding offset to stockholders' equity. As the ESOP notes are repaid, the amount guaranteed decreases, as do the amounts reported as Lockheed debt and offsetting stockholders' equity. While the amount guaranteed affects Lockheed's consolidated balance sheet, the issuance of the guarantee and the subsequent reductions in its amount were not cash transactions and, accordingly, are not reflected on the consolidated statement of cash flows.

Lockheed Finance Corporation (LFC) has a $155 million line of credit with a group of banks. The agreement limits borrowings to an amount reduced by the balance outstanding ($58 million at December 26, 1993) of LFC notes and leases receivable sold to the banks with certain recourse provisions.

The company's long-term debt maturities, including those of LFC and the guaranteed ESOP obligations, for the five years following December 26, 1993, are: $28 million in 1994; $272 million in 1995; $306 million in 1996; $162 million in 1997; and $373 million in 1998.

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized on the consolidated balance sheet, for which it is practicable to estimate fair value. Unless otherwise indicated elsewhere in the notes to the consolidated financial statements, the carrying value of the company's financial instruments approximates fair value. The estimated fair values of the company's long-term debt instruments at December 26, 1993, aggregated $2,776 million, compared with a carrying amount of $2,575 million on the consolidated balance sheet. The fair values were estimated based on quoted market prices for those instruments publicly traded. For privately placed debt, the fair values were estimated based on the quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities.


Note 11 - Commitments and Contingencies
- ---------------------------------------

ENVIRONMENTAL MATTERS

In March 1991, the company entered into a consent decree with the U.S. Environmental Protection Agency (EPA) relating to certain property in Burbank, California, which obligates the company to design and construct facilities to monitor, extract, and treat groundwater and operate and maintain such facilities for approximately eight years. The company currently estimates that expenditures required to comply with the terms of the consent decree over the remaining term of the project will approximate $120 million.

The company has also been operating under a cleanup and abatement order from the California Regional Water Quality Control Board affecting its facilities in Burbank, California. This order requires site assessment and action to abate groundwater contamination by a combination of groundwater and soil cleanup and treatment. Based on experience being derived from initial remediation activities, the company currently estimates the anticipated costs of these actions in excess of the requirements under the EPA consent decree to approximate $175 million over the remaining term of the project; however, this estimate will be subject to changes as work progresses and as additional experience is gained.

The company is also involved in several other proceedings and potential proceedings relating to environmental matters, including disposal of hazardous wastes and soil and water contamination. The company has not incurred any material costs relating to these environmental matters. The extent of the company's financial exposure cannot in all cases be reasonably estimated at this time. A liability of approximately $55 million for those cases in which an estimate of financial exposure can be determined has been recorded.

Under an agreement with the U.S. government, the Burbank groundwater treatment and soil remediation expenditures are being allocated to all of the company's operations as general and administrative costs (see Note 1), and under existing government regulations these and other environmental expenditures related to U.S. government business are allowable in establishing the prices of the company's products and services. As a result, a substantial portion of the expenditures will be reflected in the company's sales and costs of sales pursuant to U.S. government agreement or regulation. The company has recorded a liability for probable future environmental costs as discussed above, and has recorded an asset for probable future recovery of these costs in pricing of the company's products and services for U.S. government business. The portion that is expected to be allocated to commercial business has been reflected in cost of sales.

OTHER MATTERS

Lockheed is a defendant in a number of shareholder lawsuits relating to the fourth quarter 1989 write-off of $300 million on the P-7A aircraft development program. The plaintiffs allege, among other things, that disclosure with respect to potential losses under the contract was not made on a timely basis. The company believes that if these actions, in the aggregate, were decided adversely to it, the result would not have a material impact on the company.

Lockheed Missiles and Space Company, Inc., a subsidiary of Lockheed, is a defendant in a civil suit in the United States District Court for the Northern District of California brought under the so-called qui tam provisions of the False Claims Act, which permit an individual to bring suit in the name of the government and share in any recovery received. The suit, captioned United States ex rel. Margaret A. Newsham and Martin Overbeek Bloem v. Lockheed Missiles and Space Company, Inc., was filed by two ex-employees in 1988. The complaint sets forth numerous allegations of improper conduct by Lockheed and seeks unspecified damages. The Department of Justice conducted a thorough investigation of the matter after the complaint was filed and has declined to take over prosecution of the case. The company believes the litigation to be without merit and intends to aggressively defend its position.

A number of other lawsuits and administrative proceedings are pending against the company and its subsidiaries. Management believes the lawsuits and administrative proceedings are either without merit or, if decided adversely, would be covered by insurance or by contract or would not be of material significance.

The company has entered into standby letter of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts. At December 26, 1993, the company was contingently liable on outstanding letters of credit, guarantees, and other arrangements aggregating approximately $406 million.

Lockheed Finance Corporation sold certain finance notes and leases receivable with certain recourse provisions during 1993 and in previous years. At December 26, 1993, the unpaid principal balance of these notes and leases was about $58 million.

At December 26, 1993, LFC had entered into approximately $400 million in interest rate swap agreements to reduce the impact of changes in interest rates on its operations. The effect of these agreements is that the aggregate of the carrying value of LFC's financial instruments approximates their fair market value. LFC is exposed to credit loss, to the extent of future interest rate differentials, in the event of nonperformance by the intermediaries to the interest rate swap agreements. The company does not anticipate nonperformance by the intermediaries.


Note 12 - Stockholders' Equity and Related Items
- ------------------------------------------------

EMPLOYEE STOCK OPTIONS

Lockheed's 1992 Employee Stock Purchase Program (1992 Program) authorizes grants of options to purchase up to 3,000,000 shares of the company's authorized but unissued common stock. Options granted under the 1992 Program and its predecessors, the 1986 Program and the 1982 Program, can be exercised at a price not less than the fair market value of the stock on the date that the option is granted. At December 26, 1993, 2,856,770 shares of the company's common stock were reserved for stock options granted.

The 1992 Program is composed of two separate stock option plans. The first plan provides for the grant of incentive stock options. The second plan provides for the grant of nonstatutory stock options that may, at the discretion of the board of directors, be accompanied by stock appreciation rights.

The following table summarizes the options exercisable and available for grant at December 26, 1993:

                       Exercisable
                  ---------------------    Available
                  Number    Price range    for grant
- ----------------------------------------------------
1992 Program     226,973   $42.75-58.81    1,821,500
1986 Program   1,447,538    31.94-55.31
1982 Program     287,009    46.00-47.50
====================================================

The following table summarizes the activity under the company's plans during 1993:
                             Option       Shares
                              price        under
                              range       option
- ------------------------------------------------
Outstanding at
  December 27, 1992    $31.94-55.31    3,870,883
    Granted             58.31-58.81      633,450
    Terminated          40.19-58.81      (26,200)
    Exercised           34.81-55.31   (1,621,363)
- ------------------------------------------------
Outstanding at
  December 26, 1993    $31.94-58.81    2,856,770
================================================

PREFERRED STOCK

There are 2,500,000 shares of preferred stock, $1 par value, authorized for issuance. At December 26, 1993, there was no preferred stock outstanding and 1,000,000 shares of preferred stock were reserved for issuance in connection with the rights described below.

In December 1986, Lockheed adopted a Shareholder Rights Plan and distributed a dividend of one right for each outstanding share of common stock. Upon becoming exercisable, each right entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred stock (Series A Preferred), par value $1, at a price of $150, which is subject to adjustment. Shares of common stock issued by the company subsequent to the adoption of the plan have had rights attached. The rights are not exercisable into common stock or transferable apart from the common stock, and no separate rights certificates will be distributed until ten business days after the public announcement that a person or group either (i) has acquired, or has obtained the right to acquire, beneficial ownership of 20 percent or more of the outstanding common shares, or (ii) has commenced, or announced an intention to make, a tender offer or exchange offer if, upon consummation, such person or group would be the beneficial owner of 20 percent or more of the outstanding common shares.

When such rights become exercisable, as described above, each right will entitle its holder, other than such person or group referred to above, upon payment of the exercise price, to receive Lockheed common shares with a deemed market value of twice such exercise price. Such rights will not be triggered in the event of a "qualifying offer" (basically defined as an all cash offer, fully financed, to acquire a majority of outstanding shares not owned by the offeror, which meets specified irrevocable criteria), or if the 20 percent acquisition is made pursuant to a tender or exchange offer for all outstanding common shares which a majority of the directors of the company deem to be in the best interests of the company and its stockholders. If there is a merger with an acquirer of 20 percent or more of Lockheed's common stock and Lockheed is not the surviving corporation, or more than 50 percent of Lockheed's assets, earning power, or cash flow is transferred or sold, each right will entitle its holder, other than the acquirer, to receive the acquiring company's common shares with a deemed market value of twice such exercise price.

All of the rights may be redeemed by the board of directors of the company at a price of $.05 per right until the earlier of (i) ten business days after the public announcement that a person or group has acquired beneficial ownership of 20 percent or more of the outstanding common shares or (ii) December 1996. After a person or group acquires 20 percent or more of Lockheed's common shares, the board of directors may redeem the rights only with the concurrence of a majority of the continuing directors (as defined in the plan). The rights, which do not have voting rights and are not entitled to dividends, expire in December 1996.


Note 13 - Information on Industry Segments, Foreign and
- -------------------------------------------------------
Domestic Operations, and Major Customers
- ----------------------------------------

Unaudited information on Lockheed's business segments is included in Part I of this Form 10-K and Management's Discussion and Analysis beginning on page 16.

Selected additional information is summarized below:

SELECTED FINANCIAL DATA BY BUSINESS SEGMENT
In millions                                    1993     1992     1991
- ---------------------------------------------------------------------
Depreciation and amortization
  Aeronautical Systems                       $  216   $  106   $   95
  Missiles and Space Systems                    164      156      157
  Electronic Systems                             72       74       70
  Technology Services                            14       11       10
  Corporate*                                     32        8        7
- ---------------------------------------------------------------------
Total                                        $  498   $  355   $  339
=====================================================================
Expenditures for property, plant, and equipment
  Aeronautical Systems                       $  148   $  140   $  108
  Missiles and Space Systems                     98      133      159
  Electronic Systems                             35       40       34
  Technology Services                            10       12       10
- ---------------------------------------------------------------------
  Total segments                                291      325      311
  Corporate                                      30        2        1
- ---------------------------------------------------------------------
Total                                        $  321   $  327   $  312
=====================================================================
Identifiable assets
  Aeronautical Systems                       $4,336   $2,109   $2,248
  Missiles and Space Systems                  1,810    2,028    2,011
  Electronic Systems                          1,468    1,506    1,496
  Technology Services                           317      300      229
- ---------------------------------------------------------------------
  Total segments                              7,931    5,943    5,984
  Lockheed Finance Corporation                  112      121      111
  Corporate                                     918      960      522
- ---------------------------------------------------------------------
Total                                        $8,961   $7,024   $6,617
=====================================================================
*Depreciation and amortization is allocated to the operating segments.

SELECTED FINANCIAL DATA BY GEOGRAPHIC AREA*

In millions                           1993     1992     1991
- ------------------------------------------------------------
Sales
  United States                    $12,390  $ 9,656  $ 9,481
  Other                                681      444      328
- ------------------------------------------------------------
Total                              $13,071  $10,100  $ 9,809
============================================================
Program profits
  United States                    $   827  $   613  $   545
  Other                                 17       31       31
- ------------------------------------------------------------
Total                              $   844  $   644  $   576
============================================================
Identifiable assets
  United States                    $ 8,730  $ 6,777  $ 6,413
  Other                                231      247      204
- ------------------------------------------------------------
Total                              $ 8,961  $ 7,024  $ 6,617
============================================================
* Defined by the location of Lockheed operations and not necessarily the locations of customers. Transfers between geographic areas were not material in any year.

Identifiable assets in each segment or geographic area include the assets used in Lockheed's operations, and any applicable excess of the purchase price over the fair value of net assets acquired or intangible assets acquired, as appropriate. Consistent with Securities and Exchange Commission rules, identifiable assets are not reduced by identifiable liabilities. Corporate assets consisted primarily of cash and cash equivalents, property, plant, equipment, assets related to the probable future recovery of certain environmental remediation costs, current and deferred tax assets, and investments.

SALES BY CUSTOMER CATEGORY

In millions                                    1993     1992     1991
- ---------------------------------------------------------------------
U.S. government*
  Aeronautical Systems                      $ 4,477   $2,245   $1,984
  Missiles and Space Systems                  3,846    4,386    4,777
  Electronic Systems                            547      507      476
  Technology Services                         1,179    1,103    1,058
- ---------------------------------------------------------------------
Total                                       $10,049   $8,241   $8,295
=====================================================================
Foreign governments
  Aeronautical Systems                      $ 1,408   $  551   $  424
  Missiles and Space Systems                    282      172       54
  Electronic Systems                             81      126      133
- ---------------------------------------------------------------------
Total                                       $ 1,771   $  849   $  611
=====================================================================
Commercial
  Aeronautical Systems                      $   125   $  161   $  227
  Missiles and Space Systems                    110       29       28
  Electronic Systems                            768      656      513
  Technology Services                           248      164      135
- ---------------------------------------------------------------------
Total                                       $ 1,251   $1,010   $  903
=====================================================================
 * Sales made to foreign governments through the U.S. government are included in sales to foreign governments.

Export sales were $1,743 million, $831 million, and $666 million in 1993, 1992, and 1991, respectively.

Note 14 - Summary of Quarterly Information (Unaudited)
- ------------------------------------------------------

                                         1993 Quarters
In millions, except              -----------------------------
per-share data                   First  Second   Third  Fourth
- --------------------------------------------------------------
Sales                           $2,508  $3,349  $3,475  $3,739
Program profits                    158     200     226     260
Earnings before income taxes       126     149     187     214
Net earnings                        76      94     117     135
Earnings per share                1.22    1.50    1.85    2.13
- --------------------------------------------------------------
                                         1992 Quarters
                                 -----------------------------
                                 First  Second   Third  Fourth
- --------------------------------------------------------------
Sales                           $2,226  $2,480  $2,474  $2,920
Program profits                    125     147     161     211
Earnings before income taxes       105     122     136     186
Earnings before
  change in accounting              66      77      86     119
Net earnings (loss)               (565)     77      86     119
Earnings per share
  Before change in accounting     1.06    1.24    1.40    1.95
  Net earnings (loss)            (9.04)   1.24    1.40    1.95
- --------------------------------------------------------------

    THE COMPANY'S RESPONSIBILITY FOR FINANCIAL REPORTING



Management prepared, and is responsible for, the consolidated financial statements and all related financial information contained in this report. The consolidated financial statements, which include amounts based on estimates and judgments, were prepared in accordance with generally accepted accounting principles appropriate in the circumstances. Other financial information in this report is consistent with that in the consolidated financial statements.

Management recognizes its responsibilities for conducting the company's affairs in an ethical and socially responsible manner. The company has written policy statements covering its business code of ethics which emphasize the importance of total allegiance to codes of personal and corporate conduct that leave no latitude for legal infractions or moral improprieties. The importance of ethical behavior is regularly communicated to all employees through ongoing education and review programs that are designed to create a strong compliance environment.

Management maintains an accounting system and related internal controls which it believes provide reasonable assurance, at appropriate cost, that transactions are properly executed and recorded, that assets are safeguarded, and that accountability for assets is maintained. An environment that establishes an appropriate level of control consciousness is maintained and monitored and includes examinations by an internal audit staff.

The audit committee of the board of directors is composed of five outside directors. This committee is convened at least four times a year and frequently meets separately with representatives of the independent auditors, company officers, and the internal auditors to review their activities.

The consolidated financial statements have been audited by Ernst & Young, independent auditors, whose report follows.

            REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS



Board of Directors and Stockholders
Lockheed Corporation

We have audited the accompanying consolidated balance sheet of Lockheed Corporation at December 26, 1993 and December 27, 1992, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 26, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lockheed Corporation at December 26, 1993 and December 27, 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.

As discussed in Notes 8 and 7 to the financial statements, effective December 30, 1991 (the beginning of Lockheed's 1992 fiscal year), the company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                                           ERNST & YOUNG
Los Angeles, California
February 7, 1994

                                   PART III


The information required to be set forth herein, Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation,"
Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," except for a list of the Executive Officers which is provided in Part I of this report, is included in a definitive Proxy Statement pursuant to Regulation 14A, which is incorporated herein by reference, filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 26, 1993.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Index to Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits:

                                                                 Page No.
                                                                 --------

     1. Consolidated Financial Statements included in Part II Consolidated Statement of Earnings for Years
           Ended December 26, 1993, December 27, 1992, and
           December 29, 1991....................................    28
          Consolidated Statement of Cash Flows for Years Ended
           December 26, 1993, December 27, 1992, and December 29,
           1991 .................................................   29
          Consolidated Balance Sheet at December 26, 1993, Decem-
           ber 27, 1992, and December 29, 1991 ..................   30
          Consolidated Statement of Stockholders' Equity for
           Years Ended December 26, 1993, December 27, 1992, and
           December 29, 1991 ....................................   31
          Notes to Consolidated Financial Statements ............   32
          The Company's Responsibility for Financial Reporting ..   55
          Report of Ernst & Young, Independent Auditors .........   56

     2.  Consolidated Financial Statement Schedules
               V -- Property, Plant, and Equipment ..............   F-2
              VI -- Accumulated Depreciation and Amortization of
                    Property, Plant, and Equipment ..............   F-3
            VIII -- Valuation and Qualifying Accounts ...........   F-4
              IX -- Short-term Borrowings .......................   F-5
               X -- Supplementary Income Statement Information ..   F-6

     3.  Index to Exhibits ......................................   E-1

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Con-solidated Financial Statements and related notes.


(b)  Reports on Form 8-K:

     Form 8-K dated September 29, 1993, Item 5, Other Events.

                                                                 SCHEDULE V
                          LOCKHEED CORPORATION
                     PROPERTY, PLANT, AND EQUIPMENT

 Years Ended December 26, 1993, December 27, 1992, and December 29, 1991
                         (Millions of Dollars)

                           Balance        Add-   Retire-            Balance
                         Beginning      itions     ments    Other    End of
Description                 of Year     at Cost  or Sales Changes(1)Year(2)
1993:
Land...................... $     91   $      2  $     (5)  $     5   $   93
Buildings and structures..    1,358         96      (139)       32    1,347
Machinery and equipment...    2,571        245      (217)      138    2,737
Leasehold improvements....      206         16        (5)       13      230
Construction in progress(3)     222        (38)       (2)        2      184
                           --------   --------  --------  --------  -------
                          $ 4,448   $    321  $   (368)    $   190  $ 4,591
                           ========   ========  ========  ========  =======
1992:
Land......................  $    90                        $     1  $    91
Buildings and structures..    1,318   $     43  $     (3)             1,358
Machinery and equipment...    2,402        226       (57)             2,571
Leasehold improvements....      208         10       (12)               206
Construction in progress(3)     174         48                          222
                           --------   --------  --------  --------  -------
                            $ 4,192   $    327  $    (72)  $     1  $ 4,448
                           ========   ========  ========  ======== ========
1991:
Land......................  $    90                                 $    90
Buildings and structures..    1,289   $     56  $    (23)  $    (4)   1,318
Machinery and equipment...    2,342        212      (158)        6    2,402
Leasehold improvements....      173         41        (6)               208
Construction in progress(3)     170          3                   1      174
                           --------   --------  --------  -------- --------
                            $ 4,064   $    312  $   (187)  $     3  $ 4,192
                           ========   ========  ========  ======== ========
Methods of depreciation for plant and equipment and leasehold improvements are discussed in Note 1 to the Consolidated Financial Statements.

(1) Other changes in 1993 primarily consist of Lockheed Fort Worth Company asset balances at acquisition.
(2) Includes $22 million at December 26, 1993, $14 million at
    December 27,1992, and $16 million at December 29, 1991, of leases capitalized in accordance with Statement of Financial Accounting Standards No. 13.
(3) Construction in progress at December 26, 1993, December 27, 1992, and December 29, 1991 includes approximately $170 million, $154 million, and $128 million, respectively, of purchases that will be reclassified to the other property, plant, and equipment catagories in the following year. The remainder of the amount relates to projects that were in process at year-end, including construction of facilities primarily for the Aeronautical Systems and Missiles and Space Systems business segments. The cost of completed fixed assets transferred from construction in progress to another fixed asset category is recorded as a negative addition to construction in progress and a positive addition to the appropriate category.

                                                                 SCHEDULE VI
                          LOCKHEED CORPORATION

                ACCUMULATED DEPRECIATION AND AMORTIZATION
                    OF PROPERTY, PLANT, AND EQUIPMENT

   Years Ended December 26, 1993, December 27, 1992, and December 29, 1991
                         (Millions of Dollars)

                            Balance              Retire-            Balance
                          Beginning      Pro-     ments     Other    End of
Description                 of Year    vision  or Sales   Changes   Year(1)
1993:
Buildings and structures.. $    634  $     62  $   (79)            $    617
Machinery and equipment...    1,805       249     (165)  $      1     1,890
Leasehold improvements....      127        17      (10)                 134
                           --------  --------  --------  --------  --------
                           $  2,566  $    328  $  (254)  $      1  $  2,641
                           ========  ========  ========  ========  ========

1992:
Buildings and structures.. $    583   $    53  $    (2)  $         $    634
Machinery and equipment...    1,649       227      (71)               1,805
Leasehold improvements....      121        14       (8)                 127
                           --------  --------  --------  --------  --------
                           $  2,353   $   294  $   (81)  $         $  2,566
                           ========  ========  ========  ========  ========
1991:
Buildings and structures.. $    538   $    56  $   (12)  $     1   $    583
Machinery and equipment...    1,558       213     (109)      (13)     1,649
Leasehold improvements....      109        15       (3)                 121
                           --------  --------  --------  --------  --------
                           $  2,205   $   284  $  (124)  $   (12)  $  2,353
                           ========  ========  ========  ========  ========

(1) Includes $8 million at December 26, 1993, $7 million at December 27, 1992, and $9 million at December 29, 1991, of accumulated amortization of capital leases.

                                                                 SCHEDULE VIII
                          LOCKHEED CORPORATION

                     VALUATION AND QUALIFYING ACCOUNTS

   Years Ended December 26, 1993, December 27, 1992, and December 29, 1991
                         (Millions of Dollars)

                                    Balance    Additions   Deduct-  Balance
                                  Beginning   Charged to  ions and   End of
Description                       of Year     Earnings     Other      Year

Deducted from assets to which applicable:

1993:
Allowance for doubtful receivables:
  Accounts receivable.............  $    12    $    20   $     7   $    25
                                    =======    =======   =======   =======
1992:
Allowance for doubtful receivables:
  Accounts receivable.............  $     9    $     8   $     5   $    12
                                    =======    =======   =======   =======
1991:
Allowance for doubtful receivables:
  Accounts receivable.............  $     9    $     3   $     3   $     9
                                    =======    =======   =======   =======

                                                                 SCHEDULE IX

                             LOCKHEED CORPORATION

                           SHORT-TERM BORROWINGS(1)

   Years Ended December 26, 1993, December 27, 1992, and December 29, 1991

                            (Millions of dollars)


                                          Maximum     Average     Weighted
     Category of                          Amount      Amount       Average
     Aggregate  Balance   Weighted     Outstanding Outstanding    Interest
     Short-Term  at End     Average     During the  During the  Rate During
Year Borrowings of Period Interest Rate    Year       Year(2)   the Year(3)
- ---- ---------- --------- -------------    ----       -------   ----------


1993 Commercial
     Paper        -0-        -0-          $1,551      $ 288         3.4%


1992 Commercial
     Paper        -0-        -0-             140         30         4.5


1991                           Not Applicable








(1) See Note 10 to the Consolidated Financial Statements.

(2) Averages are based on the amount outstanding each day multiplied by the number of days outstanding divided by 364 days.

(3) Averages are based on the actual interest expense on commercial paper borrowings divided by the average commercial paper borrowings outstanding during the year.

                                                                SCHEDULE  X
                          LOCKHEED CORPORATION

                SUPPLEMENTARY INCOME STATEMENT INFORMATION

   Years Ended December 26, 1993, December 27, 1992, and December 29, 1991

                         (Millions of Dollars)



                                                1993      1992     1991
                                               -----     -----    -----

Maintenance and repairs.....................  $  176    $  182   $  168


Most of the above amounts are accumulated in overhead and general and administrative expense pools, and are subsequently allocated to the U.S. government and foreign government contracts or commercial programs. The remainder of the above amounts is charged directly to contracts, and is ultimately included in the cost of sales in the same manner as overhead expenses. See Notes 1 and 6 to the consolidated financial statements included in Part II for a description of the company's accounting for inventories.

                           INDEX TO EXHIBITS

Exhibit
Number
- -------
    3.1     Certificate of Incorporation (A)
    3.2     Amendment to Certificate of Incorporation (B)
    3.3     Bylaws of Lockheed Corporation (C)
    3.4     Amendment to Bylaws of Lockheed Corporation
    4.1     Certificate of Incorporation (A)
    4.2     Amendment to Certificate of Incorporation (B)
    4.3     Bylaws of Lockheed Corporation (C)
    4.4     Amendment to Bylaws of Lockheed Corporation (D)
    4.5 The registrant undertakes to file with the Commission upon its request any agreements otherwise excluded from Item 601(b)(4)
             as not exceeding ten percent of the total assets of the registrant and its subsidiaries on a consolidated basis.
   10.1 Asset Purchase Agreement, dated as of December 8, 1992, between the Registrant and General Dynamics Corporation (E)
   10.2     $2,500,000,000 Loan Agreement dated February 8, 1993 (E)
   10.3 Terms Agreement, dated April 13, 1993, among the Registrant and Goldman, Sachs & Co., The First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, Incorporated. (F)
   10.4 Terms Agreement, Dated May 4, 1993, among the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, the First Boston Corporation, Goldman, Sachs & Company and J.P. Morgan Securities Incorporated. (G)
   10.5     $1,000,000,000 Loan Agreement dated August 30, 1993 (H)
   10.6     $300,000,000 Loan Agreement dated August 30, 1993 (H)
   11       Computation of Earnings per Share of Common Stock
   12       Ratio of Earnings to Fixed Charges
   21       Subsidiaries of the Registrant
   23       Consent of Ernst & Young, Independent Auditors
   99.1 Annual Report on Form 11-K for the Lockheed Salaried Employee Savings Plan Plus (to be filed at a later date under
             Form 10-K/A).
   99.2 Annual Report on Form 11-K for the Lockheed Hourly Employee Savings Plan Plus (to be filed at a later date under
             Form 10-K/A).
   99.3 Annual Report on Form 11-K for the Lockheed Space Operations Company Hourly Employee Investment Plan Plus (to be filed at a later date under Form 10-K/A).
   99.4 Annual Report on Form 11-K for the Lockheed Corporation Hourly Employee Savings and Stock Investment Plan - Fort Worth and Abilene Divisions (to be filed at a later date under
             Form 10-K/A).
   ------------
   (A) Incorporated by reference to registrant's registration on Form 8-B filed July 1, 1986, as Exhibit 3(a).
   (B) Incorporated by reference to registrant's report on Form 10-Q for the quarter ended June 28, 1987, as Exhibit 3.
   (C) Incorporated by reference to registrant's report on Form 10-Q for the quarter ended June 27, 1993, as Exhibit 3.
   (D)      Incorporated herein as Exhibit 3.4.
   (E) Incorporated by reference to registrant's report on Form 10-K for the year ended December 27, 1992.
   (F) Incorporated by reference to registrant's report on Form 8-K dated April 13, 1993.
   (G) Incorporated by reference to registrant's report on Form 8-K dated May 4, 1993.
   (H) Incorporated by reference to registrant's report on Form 8-K dated August 30, 1993.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LOCKHEED CORPORATION
                                            (Registrant)


                                        /s/ C. R. MARSHALL
                                        -----------------------------
                                            C. R. Marshall
                                   (Vice President and Secretary)

Date:  March 7, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                     Title                    Date
     ---------                     -----                    ----

/s/    D. M. TELLEP           Chairman of the Board      March 7, 1994
- -------------------------     and Chief Executive
       D. M. Tellep           Officer (Principal
                              Executive Officer) and
                              Director

/s/    V. N. MARAFINO         Vice Chairman of the       March 7, 1994
- -------------------------     Board, Chief Financial
       V. N. Marafino         and Administrative
                              Officer (Principal
                              Financial Officer) and
                              Director

/s/     R. E. RULON           Vice President and         March 7, 1994
- -------------------------     Controller (Principal
        R. E. Rulon           Accounting Officer)

/s/    L. V. CHENEY           Director                   March 7, 1994
- -------------------------
       L. V. Cheney

/s/     L. M. COOK            Director                   March 7, 1994
- -------------------------
        L. M. Cook

/s/   H. I. FLOURNOY          Director                   March 7, 1994
- -------------------------
      H. I. Flournoy

/s/   J. F. GIBBONS           Director                   March 7, 1994
- -------------------------
      J. F. Gibbons

          Signature                Title                    Date
          ---------                -----                    ----


/s/   R. G. KIRBY             Director                   March 7, 1994
- -------------------------
      R. G. Kirby

/s/  L. O. KITCHEN            Director                   March 7, 1994
- -------------------------
     L. O. Kitchen

/s/   J. J. PINOLA            Director                   March 7, 1994
- -------------------------
      J. J. Pinola

/s/   D. S. POTTER            Director                   March 7, 1994
- -------------------------
      D. S. Potter

/s/    F. SAVAGE              Director                   March 7, 1994
- -------------------------
       F. Savage

/s/  C. A. H. TROST           Director                   March 7, 1994
- -------------------------
     C. A. H. Trost

/s/  J. R. UKROPINA           Director                   March 7, 1994
- -------------------------
     J. R. Ukropina

/s/   D. C. YEARLEY           Director                   March 7, 1994
- -------------------------
      D. C. Yearley