Form 10-Q
period 1994-03-27
LOCKHEED CORP
filed 1994-05-09
CIK 60026

=================================================================

                              FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

     (x) Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended March 27, 1994

                                OR

     ( )  Transition Report Pursuant To Section 13 or 15(d) of
          the Securities Exchange Act of 1934
          For the transition period from        to

                  Commission file number 1-2193

                       LOCKHEED CORPORATION

      (Exact name of registrant as specified in its charter)

          State of Delaware                     95-0941880
   (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)            Identification No.)

     4500 Park Granada Boulevard                       91399
        Calabasas, California                       (Zip Code)
(Address of principal executive offices)

    Registrant's telephone number, including area code (818) 876-2000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes /x/   No / /

     At March 27, 1994, 62,823,470 of the Registrant's 100,000,000 auth-
  orized shares of Common Stock were outstanding, and 9,775,996 shares were held as treasury stock. (3,359,952 shares were reserved for stock options granted.)

==========================================================================

                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.


            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)



           In millions, except                        First Quarter
           per-share data                           1994        1993
           =========================================================
           Sales                                 $ 3,025     $ 2,508
           Costs and expenses                      2,831       2,350
           ---------------------------------------------------------
           Program profits                           194         158
           Interest expense                          (38)        (32)
           Other deductions, net                      (7)
           ---------------------------------------------------------
           Earnings before income taxes              149         126
           Provision for income taxes                 57          50
           ---------------------------------------------------------
           Net earnings                          $    92     $    76
           =========================================================
           Earnings per share                    $  1.45     $  1.22
           ---------------------------------------------------------
           Average number of common and common
             equivalent shares outstanding          63.5        62.1
           ---------------------------------------------------------
           Dividend per share                    $   .53     $   .53
           ---------------------------------------------------------


                         See accompanying notes.

                       PART I.  FINANCIAL INFORMATION

        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)




                                                       First Quarter
     In millions                                      1994       1993
     ================================================================
     CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                    $  92     $   76
     Adjustments to reconcile net earnings to
       net cash provided by operating activities
         Depreciation and amortization                 122         95
         Changes in operating assets and liabilities   129         43
     ----------------------------------------------------------------
         Net cash provided by operating activities     343        214
     ----------------------------------------------------------------
     CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant, and equipment       (66)      (101)
     Purchase of Lockheed Fort Worth Company                   (1,533)
     Other, net                                         (6)         3
     ----------------------------------------------------------------
         Net cash used for investing activities        (72)    (1,631)
     ----------------------------------------------------------------
     CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in total debt                              8      1,351
     Cash dividends                                    (33)       (33)
     Stock options exercised                             6         26
     ----------------------------------------------------------------
         Net cash provided by (used for)
           financing activities                        (19)     1,344
     ----------------------------------------------------------------
     Increase (decrease) in cash and cash equivalents  252        (73)
     Cash and cash equivalents, beginning of period    147        294
     ----------------------------------------------------------------
     Cash and cash equivalents, end of period        $ 399     $  221
     ================================================================


                           See accompanying notes.

                       PART I.  FINANCIAL INFORMATION

              CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

   Dollar figures in millions,                    March 27,  December 26,
   except per-share data                              1994          1993
   =====================================================================
   Assets
   Current assets
     Cash and cash equivalents                      $  399        $  147
     Accounts receivable                             1,568         1,644
     Inventories                                     1,639         1,699
     Other current assets                              337           350
   ---------------------------------------------------------------------
       Total current assets                          3,943         3,840
   Property, plant, and equipment (net of
     accumulated depreciation and amortization
     of $2,559 in 1994 and $2,641 in 1993)           1,920         1,950
   Intangible assets related to tactical
     aircraft programs acquired (net of
     accumulated amortization of $109 in
     1994 and $84 in 1993)                           1,401         1,425
   Excess of purchase price over fair value of
     assets acquired (net of accumulated
     amortization of $212 in 1994 and $204 in 1993)    774           782
   Other noncurrent assets                             967           964
   ---------------------------------------------------------------------
                                                    $9,005        $8,961
   =====================================================================
   Liabilities and Stockholders' Equity
   Current liabilities
     Short-term borrowings                          $   18        $   21
     Accounts payable                                  754           841
     Salaries and wages                                402           355
     Income taxes                                      103            44
     Customers' advances in excess of related costs    568           606
     Other current liabilities                         677           666
   ---------------------------------------------------------------------
       Total current liabilities                     2,522         2,533
   Long-term debt                                    2,554         2,547
   Accumulated retiree medical benefit obligation      931           942
   Other long-term liabilities                         486           496
   Stockholders' equity
     Common stock, $1 par value, 100,000,000
       shares authorized; 72,599,466 shares
       issued (72,471,642 in 1993)                      73            73
     Additional capital                                809           804
     Retained earnings                               2,487         2,427
     Treasury shares, at cost (9,775,996 shares)      (454)         (454)
     Guarantee of ESOP obligations                    (403)         (407)
   ---------------------------------------------------------------------
       Total stockholders' equity                    2,512         2,443
   ---------------------------------------------------------------------
                                                    $9,005        $8,961
   =====================================================================
                           See accompanying notes.

                       PART I.  FINANCIAL INFORMATION

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


General Comment

The accompanying unaudited consolidated financial information is condensed from that which would appear in annual financial statements and should be read in conjunction with the consolidated financial statements included in Lockheed's Annual Report on Form 10-K for the year ended December 26, 1993.

In the opinion of management, the interim financial data reflect all adjustments necessary for a fair presentation. No material adjustments other than a normal recurring nature were made. However, it should be understood that accounting measurements at interim dates may be less precise than those at year-end.


Inventories

Inventories consisted of the following components:

                                 March 27,     December 26,
In millions                          1994             1993
==========================================================
Work in process                    $3,254           $3,166
Materials and spare parts             289              310
Advances to subcontractors            330              394
Finished goods                        117              105
- ----------------------------------------------------------
                                    3,990            3,975
Less customer advances and
  progress payments                 2,351            2,276
- ----------------------------------------------------------
                                   $1,639           $1,699
==========================================================

                       PART I.  FINANCIAL INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)


Long-term Debt

Long-term debt consisted of the following components:

                                    March 27,     December 26,
In millions                             1994             1993
=============================================================
Variable-rate notes due 1995          $  200           $  200
Fixed-rate notes due 1995 to 2004        140              140
4 7/8% notes due 1996                    275              275
5.65% notes due 1997                     100              100
5 7/8% notes due 1998                    300              300
9 3/8% notes due 1999                    300              300
6 3/4% notes due 2003                    300              300
9% notes due 2022                        200              200
7 7/8% debentures due 2023               300              300
Obligations under long-term
  capital leases                          20               17
Other obligations                         44               36
- -------------------------------------------------------------
                                       2,179            2,168
Guarantee of ESOP obligations            403              407
- -------------------------------------------------------------
                                       2,582            2,575
Less portion due within one year          28               28
- -------------------------------------------------------------
                                      $2,554           $2,547
=============================================================

                       PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    SELECTED FINANCIAL DATA (Unaudited)
                                                       First Quarter
     Dollar figures in millions                        1994      1993
     ================================================================
     Sales by segment
       Aeronautical Systems                          $1,467    $  847
       Missiles and Space Systems                       884       994
       Electronic Systems                               365       339
       Technology Services                              309       328
     ----------------------------------------------------------------
         Total sales                                 $3,025    $2,508
     ================================================================
     Program profits by segment
       Aeronautical Systems                          $   99    $   54
       Missiles and Space Systems                        82        93
       Electronic Systems                                 7         1
       Technology Services                                6        10
     ----------------------------------------------------------------
         Total program profits                       $  194    $  158
     ================================================================
     Sales by customer
       U. S. government:  Defense                        61%       66%
                          Nondefense                     13        13
       Foreign governments                               16        10
       Commercial                                        10        11
     ----------------------------------------------------------------
     Funded sign-ups*                                $3,302    $9,318
     ----------------------------------------------------------------
                                               March 27,  December 26,
                                                   1994          1993
     ================================================================
     Funded backlog**                           $13,433       $13,156
     ----------------------------------------------------------------
     Capitalization
       Debt
         Short-term borrowings                       18            21
         Long-term debt,
           including current portion              2,179         2,168
         Guarantee of ESOP obligations              403           407
     ----------------------------------------------------------------
             Total debt                           2,600         2,596
       Stockholders' equity                       2,512         2,443
     ----------------------------------------------------------------
       Total capitalization                       5,112         5,039
     ----------------------------------------------------------------
     Number of employees                         80,700        83,500
     ----------------------------------------------------------------
* 1993 included acquisition of existing funded backlog of Lockheed Fort Worth Company of approximately $7 billion.
**Total negotiated backlog was $28.2 billion at March 27, 1994, and $28.9 billion at December 26, 1993, and includes programs under contract to the United States and foreign governments for which funds have not yet been allocated.

                       PART I.  FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


          Lockheed's operating cycle is long term and involves various types of production contracts and varying production delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and profits, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

CONSOLIDATED OPERATIONS

Consolidated sales of $3.0 billion in the first quarter of 1994 were 21 percent higher than first quarter 1993 sales of $2.5 billion. Higher sales in the Aeronautical Systems and Electronic Systems segments were partially offset by lower sales in the Missiles and Space Systems and Technology Services segments. The increased sales in the Aeronautical Systems segment were primarily due to three months revenues for the Lockheed Fort Worth Company compared to one month in 1993.

Program profits of $194 million were 23 percent higher in 1994 compared with $158 million in 1993. The change in program profits primarily reflects the increases in sales in 1994 compared to 1993.

A discussion of operations by business segments begins on the next page.

INTEREST EXPENSE

Interest expense increased 19 percent in 1994 compared to the first quarter of 1993. This increase was primarily due to higher average borrowing levels during the first quarter of 1994 related to the acquisition of the Lockheed Fort Worth Company in 1993.

OTHER DEDUCTIONS, NET

Net other deductions of $7 million in 1994 compared to net other income and deductions of zero in 1993 primarily reflect lower interest income from the investment of excess cash and greater miscellaneous expenses in 1994.

PROVISION FOR INCOME TAXES

Income tax expense increased in 1994 due to the increased earnings. The company's current estimate of its 1994 effective tax rate is 38.5 percent, slightly lower than the 39 percent estimated for 1993 at the end of the first quarter.

NET EARNINGS

The higher net earnings in 1994 over 1993 reflect the higher sales and program profits partly offset by the net other deductions and the higher income tax expense.

                    PART I.  FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

OPERATIONS BY BUSINESS SEGMENT

Aeronautical Systems sales were $1.5 billion in the first quarter of 1994 compared to $847 million in the same period in 1993, a 73 percent increase. More than three fourths of the increase was due to the inclusion of the Lockheed Fort Worth Company for a full quarter in 1994 versus only one month in 1993. Sales were also higher due to deliveries of 10 C-130 aircraft in 1994 compared to 5 deliveries in 1993, higher engineering and manufacturing development activity on the F-22 tactical fighter program, and greater aircraft maintenance activities. These sales increases were partially offset by reduced sales from maritime patrol aircraft and in certain other aircraft programs. The program profit increase in 1994 compared to 1993 primarily reflects the increase in sales. Increased development activity on the improved version of the C-130 (C-130J) in 1994 compared to 1993 partially offset program profit increases.

Missiles and Space Systems revenues decreased approximately 11 percent in the first quarter of 1994 compared to the same period in 1993. Lower Trident II fleet ballistic missiles revenues reflect decreased production contract requirements in 1994 versus 1993. Program cutbacks in certain space systems programs also negatively impacted revenues. Partially offsetting these decreases were increased revenues from the Theater High Altitude Area Defense (THAAD) defensive missile program. Program profits were approximately 12 percent lower, reflecting the lower revenues and the absence in 1994 of incentive fees recognized on certain space programs nearing completion in 1993, offset in part by performance incentives in various missiles systems programs.

Electronic Systems sales were $365 million in the first quarter of 1994 compared to $339 million in the first quarter of 1993. This eight percent increase primarily reflects higher commercial product manufacturing activities offset in part by lower defense surveillance systems and antisubmarine warfare program revenues. Program profits in the first quarter of 1994 compared to 1993 reflected the improved performance in defense electronics programs.

Revenues in the Technology Services group were six percent lower in the first quarter of 1994 versus the same period in 1993 reflecting lower NASA sales related to the shuttle processing program and other engineering activities. Revenues were also affected by lower contract field support activities. Partially offsetting these decreases were increased revenues from various governmental programs and environmental services. Program profit reductions in 1994 versus 1993 primarily reflect higher costs associated with various business development projects as well as the decline in revenues.

                    PART I.  FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1994, $343 million of cash was provided by operating activities compared with $214 million during the same period in 1993. The difference was due to favorable fluctuations in working capital items, higher net earnings, and higher non-cash items, such as depreciation and goodwill amortization, which are included in net earnings. In addition, Lockheed collected approximately $50 million of progress billings previously withheld in connection with the Lockheed Fort Worth Company's manufacturing cost allocation system.

Additions to property, plant, and equipment consumed $66 million in the first quarter of 1994 compared with $101 million during the first quarter of 1993. Although lower capital expenditures are planned for 1994, the first quarter variance was primarily due to timing of outlays.

The company cash balance was $399 million at March 27, 1994, $252 million more than at year-end December 26, 1993. Significant cash balances should be maintained throughout the year. Excess cash is temporarily invested in interest-bearing instruments.

The company's total debt was $2,600 million at March 27, 1994, relatively unchanged from December 26, 1993. Included in the total debt amount is $403 million of ESOP debt which has been guaranteed by the company. At the end of the quarter, the company had no outstanding commercial paper borrowings or borrowings under committed credit lines from a group of domestic and foreign banks.

Cash on hand and temporarily invested, internally generated funds, and available financing resources are sufficient to meet anticipated operating and debt service requirements and discretionary investment needs.

Stockholders' equity at the end of March 1994 was approximately $2.5 billion, a $69 million increase over the balance at the end of 1993.
The increase in equity was due to the retention of first quarter earnings in excess of cash dividends paid, and the issuance of new shares upon the exercise of employee stock options.

ACCOUNTING MATTERS

Lockheed has adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits" as of December 27, 1993. Due to the design of Lockheed's postemployment benefit plans and previously employed accounting practices for the costs of these benefits, the adoption of SFAS 112 had an insignificant impact on Lockheed's financial results.

                      PART II.  OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               12  Computation of Ratio of Earnings to Fixed Charges.

               The registrant undertakes to file with the Commission upon its request any agreements otherwise excluded from Item 601 (b)(4) as not exceeding 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

          (b)  Reports on Form 8-K

               Form 8-K dated March 7, 1994, Item 5, Other Events; and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LOCKHEED CORPORATION
                                                 (Registrant)

Date:  May 6, 1994                 By:     /s/    C. R. MARSHALL
                                        --------------------------------
                                                  C. R. Marshall
                                          Vice President and Secretary

Date:  May 6, 1994                 By:     /s/     R. E. RULON
                                        --------------------------------
                                                   R. E. Rulon
                                          Vice President and Controller
                                          (Principal Accounting Officer)