Form 10-K/A
period 1993-12-26
LOCKHEED CORP
filed 1994-06-29
CIK 60026

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

       AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
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

    The undersigned registrant hereby amends its Annual Report on Form 10-K dated December 26, 1993 solely for the purpose of including the following exhibits filed under separate cover of Form SE:

    Exhibit 99.1 - Annual Report on Form 11-K for the Lockheed Salaried
                   Employee Savings Plan Plus

    Exhibit 99.2 - Annual Report on Form 11-K for the Lockheed Hourly
                   Employee Savings Plan Plus

    Exhibit 99.3 - Annual Report on Form 11-K for the Lockheed Space
                   Operations Company Hourly Employee Investment Plan Plus

    Exhibit 99.4 - Annual Report on Form 11-K for the Lockheed Corporation
                   Hourly Employees Savings and Stock Investment Plan - Fort Worth and Abilene Divisions

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, hereunto duly authorized.


                                        Lockheed Corporation
                                            (Registrant)



                                   By:      /s/ W. E. SKOWRONSKI
                                        ----------------------------
                                              W. E. Skowronski
                                        Vice President and Treasurer

Date:  June 28, 1994