Form 10-Q
period 1993-06-26
LOCKHEED CORP
filed 1994-08-05
CIK 60026

=================================================================

                              FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

     (x) Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended June 26, 1994

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

                              Yes /x/   No / /

     At June 26, 1994, 62,857,773 of the Registrant's 100,000,000 auth-
  orized shares of Common Stock were outstanding, and 9,775,996 shares were held as treasury stock. (3,312,024 shares were reserved for stock options granted.)

==========================================================================

                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.


            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)



In millions, except                     Second Quarter        Six Months
per-share data                          1994      1993      1994      1993
==========================================================================
Sales                                $ 3,096   $ 3,349   $ 6,121   $ 5,857
Costs and expenses                     2,888     3,149     5,719     5,499
- --------------------------------------------------------------------------
Program profits                          208       200       402       358
Interest expense                         (39)      (49)      (77)      (81)
Other income (deductions), net             1        (2)       (6)       (2)
- ---------------------------------------------------------------------------
Earnings before income taxes             170       149       319       275
Provision for income taxes                66        55       123       105
- --------------------------------------------------------------------------
Net earnings                         $   104   $    94   $   196   $   170
==========================================================================
Earnings per share                   $  1.64   $  1.50   $  3.09   $  2.72
- --------------------------------------------------------------------------
Average number of common and common
  equivalent shares outstanding         63.6      62.8      63.5      62.4
- --------------------------------------------------------------------------
Dividend per share                   $   .57   $   .53   $  1.10   $  1.06
- --------------------------------------------------------------------------


                         See accompanying notes.

                  PART I.  FINANCIAL INFORMATION

        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)




                                                           Six Months
In millions                                               1994    1993
==========================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                            $  196   $ 170
Adjustments to reconcile net earnings to
  net cash provided by operating activities
    Depreciation and amortization                          278     222
    Changes in operating assets
      and liabilities                                       71    (219)
- --------------------------------------------------------------------------
    Net cash provided by operating activities              545     173
- --------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, and equipment               (126)   (187)
Purchase of Lockheed Fort Worth Company                         (1,534)
Other, net                                                 (47)    (23)
- --------------------------------------------------------------------------
    Net cash used for investing activities                (173) (1,744)
- --------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in total debt                           (2)  1,397
Cash dividends                                             (69)    (65)
Stock options exercised                                      7      41
- --------------------------------------------------------------------------
    Net cash provided by (used for) financing activities   (64)  1,373
- --------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents           308    (198)
Cash and cash equivalents, beginning of period             147     294
- --------------------------------------------------------------------------
Cash and cash equivalents, end of period                $  455   $  96
==========================================================================


                           See accompanying notes.

                      PART I.  FINANCIAL INFORMATION

              CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

   Dollar figures in millions,                     June 26,  December 26,
   except per-share data                              1994          1993
   =====================================================================
   Assets
   Current assets
     Cash and cash equivalents                      $  455        $  147
     Accounts receivable                             1,609         1,644
     Inventories                                     1,697         1,699
     Other current assets                              179           350
   ---------------------------------------------------------------------
       Total current assets                          3,940         3,840
   Property, plant, and equipment (net of
     accumulated depreciation and amortization
     of $2,571 in 1994 and $2,641 in 1993)           1,878         1,950
   Intangible assets related to tactical
     aircraft programs acquired (net of
     accumulated amortization of $134 in
     1994 and $84 in 1993)                           1,376         1,425
   Excess of purchase price over fair value of
     assets acquired (net of accumulated
     amortization of $220 in 1994 and $204 in 1993)    775           782
   Other noncurrent assets                             972           964
   ---------------------------------------------------------------------
                                                    $8,941        $8,961
   =====================================================================
   Liabilities and Stockholders' Equity
   Current liabilities
     Short-term borrowings                          $   15        $   21
     Accounts payable                                  742           841
     Salaries and wages                                405           355
     Income taxes                                       25            44
     Customers' advances in excess of related costs    494           606
     Current portion of long-term debt                 271            28
     Other current liabilities                         661           638
   ---------------------------------------------------------------------
       Total current liabilities                     2,613         2,533
   Long-term debt                                    2,296         2,547
   Accumulated retiree medical benefit obligation      921           942
   Other long-term liabilities                         520           496
   Stockholders' equity
     Common stock, $1 par value, 100,000,000
       shares authorized; 72,633,769 shares
       issued (72,471,642 in 1993)                      73            73
     Additional capital                                811           804
     Retained earnings                               2,557         2,427
     Treasury shares, at cost (9,775,996 shares)      (454)         (454)
     Guarantee of ESOP obligations                    (396)         (407)
   ---------------------------------------------------------------------
       Total stockholders' equity                    2,591         2,443
   ---------------------------------------------------------------------
                                                    $8,941        $8,961
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

In the opinion of management, the interim financial data reflect all adjustments necessary for a fair presentation. No material adjustments other than a normal recurring nature were made. However, it should be understood that accounting measurements at interim dates may be less precise than those at year-end. Certain reclassifications have been made to the 1993 information to conform to the 1994 presentation.


Inventories

Inventories consisted of the following components:

                                  June 26,     December 26,
In millions                          1994             1993
==========================================================
Work in process                    $3,338           $3,166
Materials and spare parts             281              310
Advances to subcontractors            252              394
Finished goods                        131              105
- ----------------------------------------------------------
                                    4,002            3,975
Less customer advances and
  progress payments                 2,305            2,276
- ----------------------------------------------------------
                                   $1,697           $1,699
==========================================================

                      PART I.  FINANCIAL INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)


Long-term Debt

Long-term debt consisted of the following components:

                                     June 26,     December 26,
In millions                             1994             1993
=============================================================
Variable-rate notes due 1995          $  200           $  200
Fixed-rate notes due 1995 to 2004        140              140
4 7/8% notes due 1996                    275              275
5.65% notes due 1997                     100              100
5 7/8% notes due 1998                    300              300
9 3/8% notes due 1999                    300              300
6 3/4% notes due 2003                    300              300
9% notes due 2022                        200              200
7 7/8% debentures due 2023               300              300
Obligations under long-term
  capital leases                          21               17
Other obligations                         35               36
- -------------------------------------------------------------
                                       2,171            2,168
Guarantee of ESOP obligations            396              407
- -------------------------------------------------------------
                                       2,567            2,575
Less portion due within one year         271               28
- -------------------------------------------------------------
                                      $2,296           $2,547
=============================================================

                       PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         SELECTED FINANCIAL DATA
                                        Second Quarter        Six Months
Dollar figures in millions              1994      1993      1994      1993
==========================================================================
Sales by segment
  Aeronautical Systems                $1,464    $1,571    $2,931    $2,418
  Missiles and Space Systems             918     1,088     1,802     2,082
  Electronic Systems                     408       347       773       686
  Technology Services                    306       343       615       671
- --------------------------------------------------------------------------
    Total sales                       $3,096    $3,349    $6,121    $5,857
==========================================================================
Program profits by segment
  Aeronautical Systems                $  115    $   99    $  214    $  153
  Missiles and Space Systems              76        90       158       183
  Electronic Systems                      10         8        17         9
  Technology Services                      7         3        13        13
- --------------------------------------------------------------------------
    Total program profits             $  208    $  200    $  402    $  358
==========================================================================
Sales by customer
  U. S. government:  Defense                                  65%       65%
                     Nondefense                                9        12
  Foreign governments                                         15        13
  Commercial                                                  11        10
- --------------------------------------------------------------------------
Funded sign-ups*                                          $5,751   $11,993
- --------------------------------------------------------------------------
                                                     June 26,  December 26,
                                                        1994          1993
==========================================================================
Funded backlog**                                     $12,751       $13,156
- --------------------------------------------------------------------------
Capitalization
  Debt
    Short-term borrowings                                 15            21
    Long-term debt,
      including current portion                        2,171         2,168
    Guarantee of ESOP obligations                        396           407
- --------------------------------------------------------------------------
        Total debt                                     2,582         2,596
  Stockholders' equity                                 2,591         2,443
- --------------------------------------------------------------------------
  Total capitalization                                 5,173         5,039
- --------------------------------------------------------------------------
Number of employees                                   77,500        83,500
- --------------------------------------------------------------------------
*1993 included acquisition of existing funded backlog of Lockheed Fort
  Worth Company of approximately $7 billion.
**Total negotiated backlog was $25.8 billion at June 26, 1994, and $28.9 billion at December 26, 1993, and includes programs under contract to the United States and foreign governments for which funds have not yet been allocated.

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

CONSOLIDATED OPERATIONS

Consolidated sales of $6.1 billion in the first half of 1994 were five percent higher than the first half of 1993. This increase is primarily due to the inclusion of sales from the Lockheed Fort Worth Division for a full six months in 1994 compared to only four months in 1993 and higher Electronic Systems sales. The increase was partly offset by lower Missiles and Space Systems and Technology Services sales. Second quarter 1994 consolidated sales of $3.1 billion were eight percent lower than the $3.3 billion recorded in the same period in 1993. The decrease in the second quarter of 1994 compared to 1993 reflects lower sales in all segments except the Electronic Systems segment.

Program profits for the second quarter and six-month periods in 1994 were $208 million and $402 million, four percent and 12 percent higher, respectively, than the amounts reported for the same periods in 1993. The higher program profits primarily reflects those segments with higher sales as well as increased profit margins in most of the company's reporting segments.

A discussion of operations by business segment begins on the next page.


INTEREST EXPENSE

Interest expense in both the second quarter and first half of 1994 was lower than the same periods in 1993 because of lower average borrowing levels and higher interest on borrowings that were redeemed in May, 1993.

OTHER INCOME (DEDUCTIONS), NET

Other deductions were greater in the first half of 1994 compared to the first half of 1993 primarily due to greater miscellaneous expenses in 1994 and lower interest income from the temporary investment of excess cash.

PROVISION FOR INCOME TAXES

Income tax expense increased in 1994 versus 1993 due to the higher income and a slightly higher tax rate of 38.5 percent in 1994 versus 38 percent in 1993.

                    PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

NET EARNINGS

The higher net earnings in 1994 reflects both the higher program profits and the lower interest expense offset in part by the higher provision for income taxes.


OPERATIONS BY BUSINESS SEGMENT

Aeronautical Systems sales of $2.9 billion were 21 percent higher in the six months of 1994 compared to the first half of 1993 primarily due to the inclusion of Lockheed Fort Worth Division, acquired in March 1993, for a full six months in 1994, higher C-130 deliveries (14 versus 6), and higher F-22 revenues. Partially offsetting these increases were reduced sales in various antisubmarine warfare, special mission, and aircraft maintenance programs. The lower revenues in the second quarter of 1994 compared to the second quarter of 1993 was due to lower antisubmarine warfare, special mission, aircraft maintenance, and F-16 (reflecting lower spares and support sales offset in part by more aircraft deliveries) programs.
Program profits increased 40 percent from $153 million in the first six months of 1993 to $214 million in 1994. This is due to the sales increases mentioned above as well as improved profit margins in most programs offset in part by greater activity in 1994 to develop the updated C-130J airlifter. Program profits for the quarter improved 16 percent from the second quarter of 1993 to $115 million in 1994 reflecting increased margins in most programs

Missiles and Space Systems revenues in 1994 were 16 percent and 13 percent lower in the second quarter and first half, respectively, than last year's amounts. The sales decreases in both periods reflect declines in most of the missiles and space systems lines of business offset in part by increases in the Theater High Altitude Area Defense (THAAD) development program and various research and development programs. The lower program profits in both the second quarter and six months of 1994 compared to 1993 reflect the sales variances offset in part by performance incentives for the Milstar and fleet ballistic missiles programs and various missiles systems programs. Overall program profit margins in this segment were stable compared to 1993 for the quarter and the six month periods.

Electronic Systems sales were higher for both the second quarter and first half of 1994 compared to the same periods in 1993 due to higher sales in various commercial electronic programs. Defense electronic sales remained stable in the comparable periods in 1994 versus 1993. Program profits for the second quarter of 1994 were higher compared to 1993 due to improved performance on computer peripherals lines of business. On a year-to-date basis, the increased program profits in 1994 versus 1993 reflects improved performance for defense electronics programs and computer peripheral business.

                    PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Technology Services revenues were lower in both the second quarter and the six months of 1994 compared to 1993 reflecting lower NASA and field support activities. Program profits for the second quarter of 1994 versus 1993 are higher due to improved program profit margins for the shuttle processing program for NASA and various environmental service programs. Program profits for the first half of 1994 were relatively unchanged from the same period in 1993. Improved performance in various programs was offset by the lower sales mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $545 million for the six months of 1994 compared to $173 million in 1993. This significant increase reflects the higher earnings, the collection of over $60 million in progress payments related to the Lockheed Fort Worth Company material cost allocation system previously withheld by the U.S. government, and fluctuations in working capital requirements.

The company continuously reviews its property, plant and equipment requirements to assess adequacy, extent of utilization, and future needs. Because of the diversity of its operations, depending on the outcome of these reviews the company may dispose of certain facilities and may require capital expenditures at other locations. The company spent $126 million on additions to property, plant, and equipment during the first half of 1994 compared with $187 million in 1993. This decrease reflects the current plan for lower capital expenditures in 1994.

The company's cash balance at June 26, 1994 was $455 million, an increase of $308 million from year-end 1993. This level of cash is presently expected to continue until the end of this fiscal year. Cash in excess of immediate operating needs is temporarily invested in interest-bearing instruments.

Total debt outstanding at June 26, 1993 was relatively unchanged from the balances at year-end 1993. Total debt consists primarily of intermediate and long-term notes placed in the public markets as well as $396 million of ESOP debt which is guaranteed by the company. Approximately $245 million of variable-rate and fixed rate debt becomes due in the first half of 1995 and is reflected in current liabilities at the end of June 1994.

At June 26, 1994, the company had no outstanding commercial paper borrowings or borrowings under committed credit lines from a group of domestic and foreign banks.

Cash on hand and temporarily invested, internally generated funds, and available financing resources are sufficient to meet anticipated operating and debt service requirements and discretionary investment needs.

Stockholder's equity was approximately $2.6 billion at the end of first half of 1994, up $148 million from the end of 1993. The increase reflects the retention of first-half earnings in excess of cash dividends paid, and the issuance of new shares upon the exercise of employee stock options.

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





                      PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     On June 22, 1994, an indictment was returned by a federal Grand Jury sitting in Atlanta, Georgia against the registrant and two of its employees. The indictment charges that the registrant and the two employees, one of whom was a regional vice president of one of registrant's subsidiaries and the other a divisional director of sales for the Middle East and North Africa, violated the Foreign Corrupt Practices Act, conspired to violate the act, conspired to commit wire fraud and impaired and impeded agencies of the United States Department of Defense. The indictment relates to allegations that the registrant retained a sales and marketing consultant in Egypt who was a member of the Egyptian Parliament, and that the consultant received retainer payments and a one million dollar contract termination payment in connection with the sale by registrant of three C-130 Hercules Aircraft, in violation of the Foreign Corrupt Practices Act.

     The registrant denies the alleged violations and intends to vigorously defend itself against all charges. The registrant cooperated with the U.S. government during the course of its investigation. After review, Lockheed believes its policies and practices with respect to the engagement of foreign consultants have been, and continue to be, consistent with the spirit and intent of all applicable laws and regulations.

     As a result of this indictment other agencies of the U.S. government are reviewing what action, if any, may be appropriate regarding the Company. No determinations have been made as of the time of this filing which would have a material adverse impact on the Company.

                      PART II.  OTHER INFORMATION


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

        (b)  Reports on Form 8-K

              Form 8-K dated June 22, 1994, Item 5, Other Events; and
              Item 7, Financial Statements, Pro Forma Financial
              Information and Exhibits.



                            SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  LOCKHEED CORPORATION
                                                      (Registrant)



Date:  August 5, 1994              By:       /s/  C. R. MARSHALL
                                        --------------------------------
                                                  C. R. Marshall
                                          Vice President and Secretary



Date:  August 5, 1994              By:       /s/   R. E. RULON
                                        --------------------------------
                                                   R. E. Rulon
                                          Vice President and Controller
                                          (Principal Accounting Officer)