Form 10-Q
period 1994-09-25
LOCKHEED CORP
filed 1994-11-09
CIK 60026

=================================================================

                           FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

     (x) Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended September 25, 1994

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

                              Yes /x/   No / /

     At September 25, 1994, 63,181,594 of the Registrant's 100,000,000
  authorized shares of Common Stock were outstanding, and 9,775,996 shares were held as treasury stock. (2,957,850 shares were reserved for stock options granted.)

==========================================================================

                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.


            CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)



In millions, except                      Third Quarter       Nine Months
per-share data                          1994      1993      1994      1993
==========================================================================
Sales                                $ 3,165   $ 3,475   $ 9,286   $ 9,332
Costs and expenses                     2,946     3 249     8,665     8,748
- --------------------------------------------------------------------------
Program profits                          219       226       621       584
Interest expense                         (38)      (42)     (115)     (123)
Other income (deductions), net             1         3        (5)        1
- ---------------------------------------------------------------------------
Earnings before income taxes             182       187       501       462
Provision for income taxes                70        70       193       175
- --------------------------------------------------------------------------
Net earnings                         $   112   $   117   $   308   $   287
==========================================================================
Earnings per share                   $  1.76   $  1.85   $  4.85   $  4.57
- --------------------------------------------------------------------------
Average number of common and common
  equivalent shares outstanding         63.6      63.1      63.5      62.8
- --------------------------------------------------------------------------
Dividend per share                   $   .57   $   .53   $  1.67   $  1.59
- --------------------------------------------------------------------------


                         See accompanying notes.

                      PART I.  FINANCIAL INFORMATION

        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)




                                                          Nine Months
In millions                                               1994    1993
==========================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                            $  308   $ 287
Adjustments to reconcile net earnings to
  net cash provided by operating activities
    Depreciation and amortization                          359     365
    Changes in operating assets
      and liabilities                                       76    (331)
- --------------------------------------------------------------------------
    Net cash provided by operating activities              743     321
- --------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, and equipment               (175)   (272)
Purchase of Lockheed Fort Worth Company                         (1,519)
Other, net                                                   8      19
- --------------------------------------------------------------------------
    Net cash used for investing activities                (167) (1,772)
- --------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in total debt                          (23)  1,287
Cash dividends                                            (105)    (98)
Stock options exercised                                     22      53
- --------------------------------------------------------------------------
    Net cash provided by (used for) financing activities  (106)  1,242
- --------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents           470    (209)
Cash and cash equivalents, beginning of period             147     294
- --------------------------------------------------------------------------
Cash and cash equivalents, end of period                $  617   $  85
==========================================================================


                           See accompanying notes.

                       PART I.  FINANCIAL INFORMATION

              CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
   Dollar figures in millions,                September 25,  December 26,
   except per-share data                              1994          1993
   =====================================================================
   Assets
   Current assets
     Cash and cash equivalents                      $  617        $  147
     Accounts receivable                             1,595         1,644
     Inventories                                     1,708         1,699
     Other current assets                              196           350
   ---------------------------------------------------------------------
       Total current assets                          4,116         3,840
   Property, plant, and equipment (net of
     accumulated depreciation and amortization
     of $2,589 in 1994 and $2,641 in 1993)           1,841         1,950
   Intangible assets related to tactical
     aircraft programs acquired (net of
     accumulated amortization of $159 in
     1994 and $84 in 1993)                           1,351         1,425
   Excess of purchase price over fair value of
     assets acquired (net of accumulated
     amortization of $228 in 1994 and $204 in 1993)    766           782
   Other noncurrent assets                             951           964
   ---------------------------------------------------------------------
                                                    $9,025        $8,961
   =====================================================================
   Liabilities and Stockholders' Equity
   Current liabilities
     Short-term borrowings                          $   14        $   21
     Accounts payable                                  713           841
     Salaries and wages                                399           355
     Income taxes                                       82            44
     Customers' advances in excess of related costs    478           606
     Current portion of long-term debt                 272            28
     Other current liabilities                         765           638
   ---------------------------------------------------------------------
       Total current liabilities                     2,723         2,533
   Long-term debt                                    2,269         2,547
   Accumulated retiree medical benefit obligation      911           942
   Other long-term liabilities                         433           496
   Stockholders' equity
     Common stock, $1 par value, 100,000,000
       shares authorized; 72,957,590 shares
       issued (72,471,642 in 1993)                      73            73
     Additional capital                                825           804
     Retained earnings                               2,635         2,427
     Treasury shares, at cost (9,775,996 shares)      (454)         (454)
     Guarantee of ESOP obligations                    (390)         (407)
   ---------------------------------------------------------------------
       Total stockholders' equity                    2,689         2,443
   ---------------------------------------------------------------------
                                                    $9,025        $8,961
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

In the opinion of management, the interim financial data reflect all adjustments necessary for a fair presentation. Results for the third quarter and first nine months of 1993 include certain nonrecurring adjustments in the Aeronautical Systems segment described in Item 2. With the exception of these items, no material adjustments other than of a normal recurring nature were made. However, it should be understood that accounting measurements at interim dates may be less precise than those at year-end. Certain reclassifications have been made to the 1993 information to conform to the 1994 presentation.


Inventories

Inventories consisted of the following components:

                             September 25,     December 26,
In millions                          1994             1993
==========================================================
Work in process                    $3,256           $3,166
Materials and spare parts             261              310
Advances to subcontractors            192              394
Finished goods                        135              105
- ----------------------------------------------------------
                                    3,844            3,975
Less customer advances and
  progress payments                 2,136            2,276
- ----------------------------------------------------------
                                   $1,708           $1,699
==========================================================

                       PART I.  FINANCIAL INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)


Long-term Debt

Long-term debt consisted of the following components:

                                September 25,     December 26,
In millions                             1994             1993
=============================================================
Variable-rate notes due 1995          $  200           $  200
Fixed-rate notes due 1995 to 2004        140              140
4 7/8% notes due 1996                    275              275
5.65% notes due 1997                     100              100
5 7/8% notes due 1998                    300              300
9 3/8% notes due 1999                    300              300
6 3/4% notes due 2003                    300              300
9% notes due 2022                        200              200
7 7/8% debentures due 2023               300              300
Obligations under long-term
  capital leases                          18               17
Other obligations                         18               36
- -------------------------------------------------------------
                                       2,151            2,168
Guarantee of ESOP obligations            390              407
- -------------------------------------------------------------
                                       2,541            2,575
Less portion due within one year         272               28
- -------------------------------------------------------------
                                      $2,269           $2,547
=============================================================

During the third quarter, the company replaced the 1993 $1 billion loan agreement (the 1993 Agreement) with a new $1 billion loan agreement (the 1994 Agreement). The covenants and restrictions of the 1994 Agreement are substantially the same as the 1993 Agreement. The 1994 Agreement makes funds available through September 15, 1999. The company did not replace the 1993 $300 million loan agreement which lapsed in August 1994. At September 25, 1994, no borrowings were outstanding under the 1994 Agreement.

                       PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         SELECTED FINANCIAL DATA

                                         Third Quarter       Nine Months
Dollar figures in millions              1994      1993      1994      1993
==========================================================================
Sales by segment
  Aeronautical Systems                $1,568    $1,697    $4,499    $4,115
  Missiles and Space Systems             896     1,053     2,698     3,135
  Electronic Systems                     388       336     1,161     1,022
  Technology Services                    313       389       928     1,060
- --------------------------------------------------------------------------
    Total sales                       $3,165    $3,475    $9,286    $9,332
==========================================================================
Program profits by segment
  Aeronautical Systems                $  134    $  131    $  348    $  284
  Missiles and Space Systems              69        82       227       265
  Electronic Systems                       9         7        26        16
  Technology Services                      7         6        20        19
- --------------------------------------------------------------------------
    Total program profits             $  219    $  226    $  621    $  584
==========================================================================
Sales by customer
  U. S. government:  Defense                                  66%       66%
                     Nondefense                                9        11
  Foreign governments                                         14        13
  Commercial                                                  11        10
- --------------------------------------------------------------------------
Funded sign-ups*                                          $7,886   $14,277
- --------------------------------------------------------------------------
                                                September 25,  December 26,
                                                        1994          1993
==========================================================================
Funded backlog**                                     $11,757       $13,156
- --------------------------------------------------------------------------
Capitalization
  Debt
    Short-term borrowings                                 14            21
    Long-term debt, including current portion          2,151         2,168
    Guarantee of ESOP obligations                        390           407
- --------------------------------------------------------------------------
        Total debt                                     2,555         2,596
  Stockholders' equity                                 2,689         2,443
- --------------------------------------------------------------------------
  Total capitalization                                 5,244         5,039
- --------------------------------------------------------------------------
Number of employees                                   75,900        83,500
- --------------------------------------------------------------------------
 *1993 included acquisition of existing funded backlog of Lockheed Fort
  Worth Company of approximately $7 billion.
**Total negotiated backlog of $25.5 billion at September 25, 1994, and $28.9 billion at December 26, 1993, includes programs under contract to the United States and foreign governments for which funds have not yet been allocated.

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

CONSOLIDATED OPERATIONS

For the first nine months of 1994, consolidated sales of $9.3 billion are relatively unchanged from the same period in 1993. Higher sales in 1994 in the Aeronautical Systems and Electronic Systems segments were offset by lower sales in the Missiles and Space Systems and Technology Services segments. Aeronautical Systems sales includes the Lockheed Fort Worth Division for a full nine months in 1994 compared to seven months in 1993. Consolidated sales in the third quarter of 1994 were $3.2 billion compared with $3.5 billion in the same period of 1993. The decrease is primarily due to lower sales in all segments except the Electronic Systems segment.

Program profits for the nine months of 1994 at $621 million were six percent higher than the $584 million reported in 1993. The higher program profits primarily reflect those segments with higher sales as well as increased profit margins in most of the company's reporting segments. Program profits in the third quarter of 1994 were $219 million, slightly lower than the $226 million reported in the same period of 1993. The lower program profits reflect a net gain in 1993 on several nonrecurring items in the Aeronautical Systems segment offset in part by improved program profit margins in most segments in 1994.

A discussion of operations by business segment begins on the next page.

The company and Martin Marietta Corporation announced on August 30, 1994, that their respective boards of directors had approved a definitive agreement to merge the two corporations through a tax-free exchange of stock for a new Lockheed Martin Corporation stock. The merger, pending governmental and stockholder approvals, is expected to be completed in the first quarter of 1995.

INTEREST EXPENSE

Interest expense in both the third quarter and first nine months of 1994 was lower than the same periods in 1993 because of lower average borrowing levels.

OTHER INCOME (DEDUCTIONS), NET

The net other deductions in the nine months of 1994 compared to net other income in the nine months of 1993 primarily reflects greater miscellaneous expenses and lower interest income from the temporary investment of excess cash.

                    PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).


PROVISION FOR INCOME TAXES

For the nine months of 1994 compared to the same period in 1993, the provision for income taxes is higher reflecting the greater earnings before income taxes and the slightly higher tax rate in 1994. Income tax expense for the third quarter of 1994 is relatively unchanged from the third quarter of 1993, reflecting the lower earnings before income taxes in 1993 offset by the slightly higher tax rate in 1994.

NET EARNINGS

Net earnings for the nine months of 1994 were higher than in 1993 due to the higher program profits and lower interest expense offset in part by net other deductions in 1994 and the higher income tax rate. For the third quarter of 1994 compared to 1993, the lower net earnings reflects the lower program profits and the higher income tax rate offset in part by the lower interest expense.

OPERATIONS BY BUSINESS SEGMENT

Aeronautical Systems revenues in the first nine months of 1994 of $4.5 billion were nine percent higher than the $4.1 billion reported in 1993. This increase is primarily due to more C-130 deliveries (25 in 1994 versus 13 in 1993) and higher F-22 and commercial aircraft service programs revenues. These increases are offset in part primarily by lower special purpose aircraft revenue and lower F-16 deliveries (103 versus 111). For the third quarter of 1994, revenues of $1.6 billion are slightly less than the third quarter of 1993 due to the lower F-16 deliveries (30 versus 69) offset in part by higher C-130 deliveries (11 versus 7) and higher F-22 revenues. Program profits of $348 million and $134 million in the first nine months and third quarter of 1994, respectively, were higher than the $284 million and $131 million in the same respective periods of 1993. The higher program profits principally reflect a higher program profit margin in special programs at Lockheed Fort Worth Company, improved profit margins in most other programs, and the sales changes indicated above. Program profits are negatively impacted by the absence in 1994 of a gain recognized in 1993 on the settlement of a dispute with the U.S. Navy related to the P-7A termination offset in part by charges related to declining real estate values associated with discontinued activities in Burbank, California, and the wide-body commercial aircraft modification facility at Norton Air Force Base. The net effect of these nonrecurring items on the third quarter and first nine months of 1993 was a $25 million pre-tax gain.

Missiles and Space Systems revenues in 1994 decreased 14 and 15 percent in the first nine months and the third quarter of 1994, respectively, compared with the same periods in 1993. The decline in the first nine months reflects lower revenues from certain space systems programs, the Trident II fleet ballistic missile program, and the terminated Advanced Solid Rocket Motor and Follow-on Early Warning System programs offset in part by higher revenues from the Theater High Altitude Area Defense (THAAD) program and

                     PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

various research and development programs. The third quarter decreases are in the same programs as the year-to-date declines, except that the third quarter also reflects level sales in certain space systems programs and temporarily lower THAAD program revenues. Program profits in the first nine months and the third quarter of 1994 were 14 and 16 percent, respectively, lower than in 1993 reflecting the sales declines as well as a charge of $22 million related to the cancellation and final settlement of disputes on the Mobile Satellite Antenna program. The declines and charges were partially offset by performance incentives recognized in 1994 for the Milstar, fleet ballistic missiles, and certain space systems programs.

Electronic Systems revenues were 14 percent and 15 percent higher for the nine months and the third quarter of 1994, respectively, as compared to 1993, primarily reflecting higher sales of various commercial electronics products. Program profits were greater for the first nine months and third quarter of 1994 principally due to improved performance in commercial electronics programs.

Technology Services revenues were lower in the nine months and third quarter of 1994 than in the same periods of 1993 reflecting lower shuttle processing activities, lower other NASA programs, and lower field support activities. Program profits for the same periods are slightly higher than the corresponding 1993 periods reflecting improved performance in several programs.

LIQUIDITY AND CAPITAL RESOURCES

The company generated $470 million in positive cash flow including a reduction in debt of $23 million during the first nine months of 1994 which is reflected in the increase in cash and cash equivalents from $147 million at year-end 1993 to $617 million at the end of the third quarter.

Positive cash flow from operating activities was $743 million for the nine months of 1994 compared to $321 million in 1993. The increase reflects the higher earnings and favorable trends in working capital requirements.

Earlier-than-expected resolution of certain tax issues will result in a net cash payment of approximately $300 million in the fourth quarter rather than in 1995 as previously anticipated. Resolution of these tax issues will not affect net income. Cash in excess of immediate operating needs is temporarily invested in interest-bearing instruments.

The company spent $175 million on additions to property, plant, and equipment during the first nine months of 1994 compared with $272 million in 1993. This decrease reflects the current plan for lower capital expenditures.

At September 25, 1994 the total debt outstanding was essentially unchanged from the $2.6 billion at year-end 1993. Total debt consists primarily of intermediate and long-term notes as well as $390 million of ESOP debt which is guaranteed by the company. Approximately $245 million of variable-rate

                    PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

and fixed-rate debt becomes due in the first half of 1995 and is reflected in current liabilities in the September 25, 1994, balance sheet.

During the third quarter, the company replaced its 1993 $1 billion loan agreement (the 1993 Agreement) with a new $1 billion loan agreement (the 1994 Agreement) to extend the maturity by three years to September 25, 1999 and to reduce associated costs. The covenants and restrictions on the 1994 Agreement are substantially the same as the 1993 Agreement. The company did not replace its 1993 $300 million loan agreement which lapsed in August 1994. At September 25, 1994, the company had no borrowings under the 1994 Agreement and no outstanding commercial paper borrowings.

Cash on hand and temporarily invested, internally generated funds, and available financing resources are sufficient to meet anticipated operating and debt service requirements and discretionary investment needs.

Stockholders' equity was approximately $2.7 billion at the nine months ended September 25, 1994, up from approximately $2.4 billion at year-end 1993. The increase reflects the retention of the nine-month earnings in excess of cash dividends paid, and the issuance of new shares upon the exercise of employee stock options.


OTHER MATTERS

As a part of its downsizing activities and continuing review of property, plant, and equipment requirements, the company has been focusing attention on certain of its operations in view of the current and projected business environment. Primary focus has been directed toward the Lockheed Missiles and Space Company located predominately in Sunnyvale, California. The assessment is not complete and the outcome will be influenced by potential consolidation actions arising from the proposed merger with Martin Marietta Corporation. However, in the event the merger does not proceed it is likely that a decision will be made to reorganize activities in order to reduce future costs and maintain a competitive position. Such activities are likely to include a plan to accelerate vacating some of the facilities now occupied and to sell or sublease associated properties. Although at this time no action has been approved and no specific dollar effect can be reasonably determined, management believes that the net impact of a restructuring charge should be in the range of $200 million before tax, absent any effect from the proposed merger.

The company is also evaluating the future business potential of its commercial aircraft maintenance facility at Tucson, Arizona and, during the fourth quarter of this year, expects to be in a position to determine the future viability of this operation. If a decision is made to close the Tucson facility, a charge for the costs of this action would be recorded at that time. Management believes that the costs associated with this possible action would be less than $40 million before tax.

                    PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

ACCOUNTING MATTERS

Lockheed has adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits," as of December 27, 1993. Due to the design of Lockheed's postemployment benefit plans and previously employed accounting practices for the costs of these benefits, the adoption of SFAS 112 had an insignificant impact on Lockheed's financial results.



                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     On June 22, 1994, an indictment was returned by a federal Grand Jury sitting in Atlanta, Georgia, against the registrant and two of its employees. The indictment charges that the registrant and the two employees, one of whom was a regional vice president of one of the registrant's subsidiaries and the other a divisional director of sales for the Middle East and North Africa, violated the Foreign Corrupt Practices Act, conspired to violate the act, conspired to commit wire fraud, and impaired and impeded agencies of the United States Department of Defense. The indictment relates to allegations that the registrant retained a sales and marketing consultant in Egypt who was a member of the Egyptian Parliament, and that the consultant received retainer payments and a one million dollar contract termination payment in connection with the sale by registrant of three C-130 Hercules Aircraft, in violation of the Foreign Corrupt Practices Act.

     By letter dated August 18, 1994, the Acting Assistant Secretary, Department of State, Bureau of Political-Military Affairs ("State Department") advised the registrant that it would be the State Department's policy prospectively to deny defense-related export privileges to Lockheed Aeronautical Systems Company (LASC), a division of Lockheed Corporation. The State Department, referring to Sections 38, 39, and 42 of the Arms Export Control Act (22 U.S.C. Sections 2778, 2779, and 2791), announced that its action arose from the June 22, 1994, indictment discussed above. The State Department announced that its action is confined to LASC and does not affect any other divisions or subsidiaries of the registrant.
Moreover, the State Department announced that the action does not apply to any approvals granted to LASC programs before June 22, 1994, but, rather, to future export license applications. LASC may seek exceptions to the announced policy on a case-by-case basis at the discretion of the State Department, Office of Defense Controls, which must consider United States foreign policy and national security interests, as well as law enforcement concerns.

     The company is disappointed that action has been taken against LASC in spite of the presumption of innocence, on the basis of an indictment containing unproven allegations. The registrant intends to seek exceptions for LASC programs which are vital to national security and foreign policy interests.

                      PART II.  OTHER INFORMATION

     The registrant denies the alleged violations and intends to vigorously defend itself against all charges. In the meantime, the registrant continues to cooperate with U.S. government agencies during the course of their investigations. After review, Lockheed believes its policies and practices with respect to the engagement of foreign consultants have been, and continue to be, consistent with the spirit and intent of all applicable laws and regulations.

     On October 25, 1990, the EPA issued a notice of violation to the company alleging violations of the Clean Water Act by discharging chromium-containing wastewater without pretreatment. The company previously disclosed that the matter was settled and would not result in liability or other financial impact in excess of $500,000. At the end of the third quarter of 1994, the company paid $460,000 in settlement of the notice of violation.

        The registrant has been named in five shareholder law suits in connection with the proposed merger between the registrant and the Martin Marietta Corporation: Rampell v. Tellep (filed August 31, 1994 in Los Angeles Superior Court); Stanton Discount Pharmacy, Inc. v. Tellep (filed September 12, 1994 in Los Angeles Superior Court); Lifshitz v. Lockheed Corp. (filed September 26, 1994 in Delaware Chancery Court); Hadian v. Tellep (filed October 27, 1994 in Los Angeles Superior Court); and Fish v. Bennett (filed October 26, 1994 in Los Angeles Superior Court). The Rampell, Stanton Discount Pharmacy, Lifshitz, and Hadian suits all purport to be class action suits filed on behalf of the registrant's shareholders against the registrant and each member of the registrant's Board of Directors. In sum, all four of these suits allege breaches of various fiduciary duties, including allegations that the directors have engaged in self-dealing and conflicts of interest, that the consideration offered in the proposed transaction is unconscionable and grossly unfair to the shareholders, that the $100 million termination fee in the agreement between the registrant and Martin Marietta is an improper "lock-up" provision, and that the proposed merger fails to maximize shareholder value by conducting an auction or allowing for some other open bidding or "market check" mechanism. All four actions seek to enjoin completion of the proposed merger, and damages in an unspecified amount. Three of the actions also seek rescission of the transaction if the merger is consummated before the law suits are resolved.

        The Fish v. Bennett suit mirrors the allegations of the other four suits, but is brought on behalf of Martin Marietta shareholders and is directed principally at Martin Marietta and its directors. The registrant is named as a defendant in the Fish suit for aiding and abetting Martin Marietta and its directors in allegedly breaching their fiduciary duties to Martin Marietta's shareholders. The Fish suit seeks the same injunctive, rescission, and damages relief as the four suits brought on behalf of the registrant's shareholders.

        The registrant opposes all five law suits on the grounds that the proposed transaction is a "merger of equals" which does not involve a sale of the registrant or of Martin Marietta, and that the directors of both companies have thoroughly reviewed the terms of the proposed merger and determined the transaction to be in the best interests of their respective shareholders. The registrant and the registrant's directors intend to contest the claims asserted against them in these law suits.

                       PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             10  $1,000,000,000 Amended and Restated Loan Agreement
                  dated September 15, 1994

             12  Computation of Ratio of Earnings to Fixed Charges.

             The registrant undertakes to file with the Commission
              upon its request any agreements otherwise excluded from
              Item 601 (b)(4) as not exceeding 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

        (b)  Reports on Form 8-K

              Form 8-K dated August 18, 1994, Item 5, Other Events.

              Form 8-K dated August 29, 1994, Item 5, Other Events; and
              Item 7, Financial Statements, Pro Forma Financial
              Information and Exhibits.

              Form 8-K dated August 30, 1994, Item 5, Other Events; and
              Item 7, Financial Statements, Pro Forma Financial
              Information and Exhibits.


                            SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  LOCKHEED CORPORATION
                                                      (Registrant)



Date:  November 8, 1994            By:        /s/ C. R. MARSHALL
                                        --------------------------------
                                                  C. R. Marshall
                                          Vice President and Secretary



Date:  November 8, 1994            By:         /s/ R. E. RULON
                                        --------------------------------
                                                   R. E. Rulon
                                          Vice President and Controller
                                          (Principal Accounting Officer)