Form 10-K
LOCKHEED CORP
filed 1995-03-27
CIK 60026

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
                            ------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 25, 1994

                         COMMISSION FILE NUMBER 1-2193

                              LOCKHEED CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 876-2000
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

  TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------------               -----------------------------------------
Common Stock, $1 par value           New York Stock Exchange; Pacific Stock
                                    Exchange; The Stock Exchange, London; The
                                    Stock Exchanges of Zurich and Geneva; and
                                          Amsterdam Stock Exchange N.V.
                                            (Prior to March 16, 1995)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     At February 1, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,540,000,000.

     At February 1, 1995, the registrant had 63,276,905 shares of common stock, $1 par value, outstanding (9,775,996 shares held as treasury stock).
===============================================================================

                                     PART I
ITEM 1. BUSINESS

INCORPORATION

     The Registrant is Lockheed Corporation which, together with its consolidated subsidiaries (unless the context otherwise indicates), will be referred to hereinafter as the "company," "Corporation," or "Lockheed." Lockheed was incorporated in California in 1932. In 1986, under a plan of reorganization approved by its stockholders, the company's domicile was changed from California to Delaware. Its executive offices are located at 4500 Park Granada Boulevard, Calabasas, California 91399, and its telephone number is (818) 876-2000.

     On August 29, 1994, the company and Martin Marietta Corporation ("Martin") entered into an Agreement and Plan of Reorganization pursuant to which, among other things, the stockholders of each of the company and Martin would become stockholders of a newly-formed holding company, named Lockheed Martin Corporation ("Lockheed Martin"), and each of the company and Martin would become wholly owned subsidiaries of Lockheed Martin (collectively, the "Combination"). The Combination was consummated on March 15, 1995 after approval by the stockholders of each of the company and Martin. The financial statements included in Part II were issued prior to the consummation of the Combination. The information in this report describes the company prior to the Combination, unless otherwise indicated.

INDUSTRY SEGMENTS

     Financial information about industry segments, foreign and domestic operations, and export sales is included in the Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note 12 to the Consolidated Financial Statements included in
Part II.

     Lockheed's primary businesses involve research, development, and production of aerospace products, systems and services. Lockheed's operating companies are aligned into four segments: Aeronautical Systems, Missiles and Space Systems, Electronic Systems, and Technology Services. Information specific to particular segments begins with the discussion related to Aeronautical Systems on page 4.

     The company is engaged in a number of classified programs, and the results of operations related to those programs are included in the company's consolidated financial statements and other financial data included herein. While no specific references to individual classified programs are -- or could be -- made, Management's Discussion and Analysis of Financial Condition and Results of Operations provides comments regarding trends and results of the classes of products that include these programs. The characteristics and business risks associated with classified business do not differ materially from those of the other programs and products in which the company participates.

RESEARCH AND DEVELOPMENT

     During 1994, 1993, and 1992, the company performed $2.8 billion, $3.1 billion, and $3.1 billion, respectively, of research and development work under customer contracts. In addition, it expended $442 million in 1994, $449 million in 1993, and $420 million in 1992 on company-sponsored research and development and bid and proposal efforts, a substantial portion of which was included in overhead allocable to U. S. government contracts.

     During fiscal year 1994, the company did not undertake the development of a new product or line of business requiring the investment of a material amount of its total assets.

RAW MATERIALS

     The company has not experienced difficulty in recent years in obtaining an adequate supply of any raw materials or other supplies needed in its manufacturing processes. The company believes that its experience in obtaining such items will enable it to maintain its competitive position.

PATENTS, TRADEMARKS, AND OTHER RELATED AGREEMENTS

     The company does not believe that expiration of any patent, trademark, license, franchise, concession, or termination of any agreement relating thereto would have a material effect on its business.

SEASONALITY

     No portion of the business of the company is considered to be seasonal.

PROCUREMENT AND SUBCONTRACTING

     Many materials, items of equipment, and components used in the production of the company's products are purchased from other manufacturers. The company also purchases from outside sources such items as propulsion systems, guidance systems, telemetry and gyroscopic devices, and electronic functional subsystems in support of its missiles and space programs. In addition, the company often subcontracts major sections of aircraft, such as wings, empennages, and landing gears, to other companies. The company utilizes competitive bidding in its procurement practices wherever feasible.

     A significant portion of the equipment and components, especially engines, selected avionics systems, and flight and engine instruments, used by the company in the manufacture of its products under United States government contracts is furnished without charge to the company by the government. The company does not include in its sales that value which is represented by such government-furnished equipment.

     The company is dependent upon the ability of certain of its suppliers and subcontractors to meet performance specifications, quality standards, and delivery schedules in order to fulfill its commitments to its customers. While the company endeavors to assure the availability of multiple sources of supply, in certain cases involving complex equipment, it relies on a sole source. The failure of certain suppliers or subcontractors to meet the company's needs would adversely affect the company's operations.

     Although certain priorities under United States government contracts may be available, it has been and may continue to be necessary for the company to enter early orders for its materials with long lead time requirements to assure continued availability of materials needed for its programs under which such priorities are unavailable.

DEPENDENCE UPON MAJOR CUSTOMER

     A significant portion of the company's sales is associated with long-term contracts and programs for the United States government in which there are significant inherent risks. These risks include the uncertainty of economic conditions, dependence on Congressional appropriations and administrative allotment of funds, changes in governmental policies which may reflect military and political developments, time required for design and development, significant changes in contract scheduling, complexity of designs and the rapidity with which product lines become obsolete due to technological advances, constant necessity for design improvements, intense competition for available government business, difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work, and other factors characteristic of the industry. Foreign sales involve additional risks due to possible changes in economic and political conditions.

FUNDED BACKLOG

     Consolidated funded backlog at December 25, 1994, and December 26, 1993, was $12.2 billion and $13.2 billion, respectively. Of the year-end 1994 backlog, $4.3 billion is not anticipated to be filled by December 31, 1995. Funded backlog by industry segment is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II.

UNITED STATES GOVERNMENT CONTRACTS AND REGULATIONS

     The company's United States government business is performed under cost-reimbursement-type contracts (cost-plus-fixed-fee, cost-plus-incentive-fee and cost-plus-award-fee) and under fixed-price-type contracts (firm fixed-price and fixed-price incentive). During 1994, 41 percent of the company's total sales to the government were under fixed-price-type contracts, and 59 percent were under cost-reimbursement-type contracts.

     Cost-plus-fixed-fee contracts provide for reimbursement of costs, to the extent that such costs are allowable, and the payment of a fixed fee. This type of contract differs from the cost-plus-incentive fee contract in that the latter provides for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for such factors as cost, quality, schedule, and performance. In addition, these contract types differ from the cost-plus-award-fee contract in that the latter provides for an award fee to be paid upon a subjective evaluation by the customer of the company's performance, judged in such areas as quality, timeliness, ingenuity, and cost-effectiveness of work.

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

     Under United States government regulations, certain costs -- including certain financing costs and marketing expenses -- are not allowable. The government also regulates the methods under which costs are allocated to government contracts. For information concerning the company's accounting policies regarding sales and earnings, accounts receivable, and inventories under government contracts, see Notes 1, 4, and 5, respectively, to the Consolidated Financial Statements included in Part II.

     United States government contracts are, by their terms, subject to termination by the United States government either for its convenience or for default of the contractor. Cost-reimbursement-type contracts provide that, upon termination, the contractor is entitled to reimbursement of its allowable costs; and, if the termination is for convenience, a total fee proportionate to the percentage of the work completed under the contract. Fixed-price-type contracts provide for payment upon termination for items delivered to and accepted by the government; and, if the termination is for convenience, for payment of the contractor's costs incurred plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on its costs incurred. However, if a contract termination is for default, (i) the contractor is paid such amount as may be agreed upon for completed and partially completed products and services accepted by the government, (ii) the government is not liable for the contractor's costs with respect to unaccepted items, and is entitled repayment of advance payments and progress payments, if any, related to the terminated portions of the contracts, and (iii) the contractor may be liable for excess costs incurred by the government in procuring undelivered items from another source.

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

     For a further discussion of the risks inherent in the current defense industry environment, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II.

AERONAUTICAL SYSTEMS

     The Aeronautical Systems segment comprises design and production of fighter/bomber aircraft, special mission and high performance aircraft, and systems for military operations, for airlift, for antisubmarine warfare, and for reconnaissance and surveillance; and aircraft modification and maintenance for military and civilian customers. Lockheed is the prime contractor on the F-16 "Fighting Falcon" fighter aircraft, the F-22 air superiority fighter program and the C-130 airlift aircraft. Lockheed is also involved in upgrading aircraft, including the U-2 reconnaissance aircraft and the F-117 fighter bomber.

MISSILES AND SPACE SYSTEMS

     The Missiles and Space Systems segment comprises military and civil space systems, research laboratories, strategic fleet ballistic missiles, tactical defense missiles and communications systems. Lockheed is the prime contractor on the Trident II, a submarine launched, strategic deterrent, fleet ballistic missile, the Milstar communications satellite and the Theater High Altitude Area Defense (THAAD) program which is intended to be a system capable of intercepting theater ballistic missiles at high altitudes and long ranges. Lockheed also is a principal subcontractor on the space station, has contracted to build spacecraft for Motorola's Iridium TM/SM global communication system and has created a partnership with two of the Russian Federation's major aerospace firms with worldwide rights to Russia's Proton rocket, and offers Lockheed Launch Vehicle services.

ELECTRONIC SYSTEMS

     The Electronic Systems segment participates in both defense and commercial markets. For defense markets, Lockheed develops and manufactures radio frequency, infrared, and electro-optic countermeasures systems; mission planning systems; surveillance systems; automated test equipment; antisubmarine warfare systems; microwave systems; and avionics. Lockheed also manufactures computer graphics equipment and other electronic products and distributes computer equipment and workstations for commercial markets worldwide.

TECHNOLOGY SERVICES

     The Technology Services segment comprises space shuttle processing, engineering sciences and support, management of the Idaho National Engineering Laboratory for the Department of Energy, other environmental services, military equipment maintenance and support services, airport facilities development and management, data processing and transaction services.

ENVIRONMENTAL MATTERS

     The company, along with others, is involved, or has been notified of potential involvement, in several United States Environmental Protection Agency "Superfund" sites. Federal, state, and local requirements relating to the discharge of materials into the environment, the disposal of hazardous wastes, and other factors affecting the environment have had and will continue to have an impact on the manufacturing operations of the company. Thus far, compliance with such provisions has been accomplished without material effect on the company's capital expenditures, earnings, and competitive position. For a further discussion, see Notes 1 and 10 to the Consolidated Financial Statements included in Part II.

EMPLOYEES

     At December 25, 1994, the company had approximately 82,500 employees, the majority of whom are located in the United States. The company has a continuing need for many skilled and professional personnel in order to meet contract schedules and obtain new and ongoing orders for its products.

ITEM 2. PROPERTIES

     At December 25, 1994, the company operated approximately 40 manufacturing plants and research and development facilities throughout the U.S. and the remainder consisted of sales offices, warehouses, and service centers. These facilities had an aggregate floor space of approximately 42 million square feet, a summary of which is listed in the table which follows. Of this floor space, approximately 37% was owned by the company, approximately 21% was leased, with the balance being made available under facilities contracts for use in the performance of contracts with the United States government.

                                                                        FLOOR AREA
                                                       --------------------------------------------
                                                                (THOUSANDS OF SQUARE FEET)
                                                       COMPANY                GOVERNMENT
INDUSTRY SEGMENTS                                       OWNED      LEASED       OWNED        TOTAL
-----------------                                      -------     ------     ----------     ------
Aeronautical Systems Segment:
  Abilene, Texas.....................................     369        395                        764
  Fort Worth, Texas..................................     199        921         7,077        8,197
  Palmdale, California...............................   2,213        168           758        3,139
  Marietta, Georgia..................................   1,744        414         6,460        8,618
  Charleston, South Carolina.........................                160                        160
  Ontario, California................................              1,057                      1,057
  Greenville, South Carolina.........................                607                        607
  Tucson, Arizona....................................                270                        270
  San Bernardino, California.........................                198                        198
  Various(7).........................................     118         87                        205
Missiles and Space Systems Segment:
  Sunnyvale and Palo Alto, California................   6,538      2,439           833        9,810
  Austin, Texas......................................     609        116                        725
  Santa Cruz, California.............................     194                       50          244
  Huntsville, Alabama................................     143         44                        187
  Various locations(15)..............................                241                        241
Electronic Systems Segment:
  Nashua, New Hampshire..............................   2,494         90                      2,584
  Anaheim, California................................     433                                   433
  Scottsdale, Arizona................................      68         14                         82
  Ottawa, Ontario, Canada............................                108                        108
  Reno, Nevada.......................................                 94                         94
  Various locations(90)..............................      12        375                        387
Technology Services Segment:
  Arlington, Texas...................................                 36                         36
  Kennedy Space Center, Florida......................     126         21         2,283        2,430
  Stennis Space Center, Mississippi..................                              132          132
  Teaneck, New Jersey................................                 41                         41
  Las Vegas, Nevada..................................                108             4          112
  Houston, Texas.....................................                283            34          317
  Various locations(65)..............................       4        665           134          803
Corporate Office Facilities:
  Calabasas, California..............................     350                                   350
  Washington, D.C....................................                 52                         52
  Denver, Colorado...................................                 98                         98
                                                       ------      -----        ------       ------
          Total......................................  15,614      9,102        17,765       42,481
                                                       ======      =====        ======       ======

     In addition to the amounts included in the above table, the company owned or leased facilities with approximately 177,000 square feet in Seattle, Washington, related to discontinued operations. The company also maintains properties in Burbank, California, Plainfield, New Jersey, and at other locations related to discontinued operations. A major portion of the properties associated with discontinued operations are being prepared for sale or are currently for sale.

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

ITEM 3. LEGAL PROCEEDINGS

     The EPA issued a notice of violation to the company on October 25, 1990, alleging violation of the Clean Water Act by discharging chromiumcontaining wastewater without pretreatment. During 1994, the company paid $460,000 in settlement of this matter.

     See also Note 10 to the Consolidated Financial Statements, which is included in Part II.

     The class action litigation referred to in Note 10 has been settled, subject to court approval. The terms of the settlement are not materially different from those reflected in the description of the agreement in principle.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

                                    PART II

                               TABLE OF CONTENTS

  ITEM                                                                                PAGE
  ----                                                                           --------------
   5.    Market for the Registrant's Common Equity and Related Stockholders
         Matters...............................................................        8
   6.    Selected Financial Data...............................................      9--10
   7.    Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................      11--19
   8.    Consolidated Financial Statements and Supplementary Data..............      20--45
   9.    Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..................................................  Not Applicable

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

                              COMMON STOCK PRICES
              (NEW YORK STOCK EXCHANGE -- COMPOSITE TRANSACTIONS)

                                                                                     FISCAL
                                                                HIGH      LOW        CLOSE
                                                                ----      ----       ------
        1994 FISCAL QUARTERS
          4th...............................................   $74 3/8   $66 1/4    $71 3/4
          3rd...............................................    79 1/2    60 7/8
          2nd...............................................    66 1/2    58 3/4
          1st...............................................    68 3/8    61 1/8
        1993 FISCAL QUARTERS
          4th...............................................    72 3/8    62 1/2     69 3/8
          3rd...............................................    68 1/2    59 3/8
          2nd...............................................    66        58
          1st...............................................    63        54 1/4

                         DIVIDENDS PAID ON COMMON STOCK

1994
  March 7.............................  $.53
  June 6..............................   .57
  September 6.........................   .57
  December 5..........................   .57
1993
  March 1.............................  $.53
  June 7..............................   .53
  September 7.........................   .53
  December 6..........................   .53

     As of December 25, 1994, there were approximately, 11,000 holders of record of Lockheed common stock.

Independent Auditors:    Ernst & Young LLP, 515 South Flower Street
                         Los Angeles, California 90071
Common Stock:            Stock symbol: LK
                         Listed: New York; Pacific; London; Zurich and Geneva;
                                 and Amsterdam stock exchanges
Transfer Agent:          First Interstate Bank, 26610 West Agoura Road
                         Calabasas, California 91302
                         1-800-522-6645

     As a result of the consummation of the Combination, on March 15, 1995 each share of the company's common stock was converted into a right to receive 1.63 shares of Lockheed Martin Common Stock. Trading in the company's common stock ceased at the close of business on March 15, 1995. The company's common stock is being delisted on all of the exchanges on which it was listed. The Lockheed Martin Common Stock is traded on the New York Stock Exchange under the symbol "LMT." The Transfer Agent for the Lockheed Martin Common Stock is First Chicago Trust Company of New York.

ITEM 6. SELECTED FINANCIAL DATA

     The following unaudited summary compares selected financial data for the last ten years. Certain reclassifications and restatements have been made to prior years' data on pages 9 and 10 to conform to the 1994 presentation, including realignment of business segments and reclassification of operations subsequently discontinued by the company. Aeronautical Systems reflects the purchase of Lockheed Fort Worth Company (LFWC) in 1993. 1992 reflects the adoption of Statement of Financial Accounting Standards No. 106. Electronic Systems reflects the purchase of Sanders and CalComp in 1986. Returns refer to continuing operations before accounting change. Returns and trading turnover are calculated using average balances as a base. Dividend yield represents the annual dividend rate divided by year-end stock price.

                                      1994      1993      1992     1991     1990     1989      1988      1987     1986     1985
                                     ------    ------    ------    -----    -----    -----    ------    ------    -----    -----
                                                     (IN MILLIONS, EXCEPT PERCENTAGES, RATIOS, AND PER-SHARE DATA)
OPERATING RESULTS
Sales ($):
  Aeronautical Systems............    6,573     6,010     2,957    2,635    2,722    2,944     3,566     4,455    4,264    4,017
  Missiles and Space Systems......    3,608     4,238     4,587    4,859    5,116    4,780     4,706     4,614    4,448    4,277
  Electronic Systems..............    1,650     1,396     1,289    1,122      963    1,107     1,256     1,226      429      105
  Technology Services.............    1,299     1,427     1,267    1,193    1,157    1,060       905       783      801      824
                                     ------    ------    ------    -----    -----    -----    ------    ------    -----    -----
        Total sales...............   13,130    13,071    10,100    9,809    9,958    9,891    10,433    11,078    9,942    9,223
                                     ======    ======    ======    =====    =====    =====    ======    ======    =====    =====
Program profits ($):
  Aeronautical Systems............      509       465       193      153      110     (365)      231       371      454      434
  Missiles and Space Systems......      266       348       401      360      379      368       364       364      310      273
  Electronic Systems..............       47        (1)       32       21       28       26        71        43       (6)      (8)
  Technology Services.............       33        32        18       42       44       24        34        36       23       27
                                     ------    ------    ------    -----    -----    -----    ------    ------    -----    -----
        Total program profits.....      855       844       644      576      561       53       700       814      781      726
                                     ======    ======    ======    =====    =====    =====    ======    ======    =====    =====
Program profit margins (%):
  Aeronautical Systems............      7.7       7.7       6.5      5.8      4.0                6.5       8.3     10.6     10.8
  Missiles and Space Systems......      7.4       8.2       8.7      7.4      7.4      7.7       7.7       7.9      7.0      6.4
  Electronic Systems..............      2.8                 2.5      1.9      2.9      2.3       5.7       3.5
  Technology Services.............      2.5       2.2       1.4      3.5      3.8      2.3       3.8       4.6      2.9      3.3
  Consolidated program profit
    margins.......................      6.5       6.5       6.4      5.9      5.6      0.5       6.7       7.3      7.9      7.9
Interest expense ($)..............      156       168       119      118      138       86        92       104       65       53
Earnings ($):
  Continuing operations before
    accounting change.............      445       422       348      308      335        6       458       438      421      398
  Net earnings (loss).............      445       422      (283)     308      335        2       624       421      408      401
Earnings per share ($):
  Continuing operations before
    accounting change.............     7.00      6.70      5.65     4.86     5.30      .10      7.61      6.67     6.38     6.06
  Net earnings (loss).............     7.00      6.70     (4.58)    4.86     5.30      .03     10.37      6.41     6.18     6.10
Dividends per share ($)...........     2.24      2.12      2.09     1.95     1.80     1.75      1.55      1.30     0.95     0.75
Average number of common and
  common equivalent shares
  outstanding.....................     63.6      62.9      61.7     63.4     63.2     62.6      60.2      65.7     66.0     65.7
Common shares outstanding at
  year-end........................     63.2      62.7      61.1     62.8     63.2     63.2      59.3      62.7     65.6     65.2
Return on common equity (%).......     17.0      18.8      15.3     12.8     15.3      0.3      20.1      22.2     24.9     29.9
Return on assets (%)..............      4.9       5.3       5.1      4.6      4.9      0.1       7.0       7.0      8.0     10.4
Dividend payout ratio.............      0.3       0.3       0.4      0.4      0.3     17.5       0.2       0.2      0.1      0.1

                                1994      1993      1992      1991      1990      1989      1988      1987      1986      1985
                               ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
                                      (IN MILLIONS, EXCEPT PERCENTAGES, NUMBER OF EMPLOYEES, RATIOS, AND PER-SHARE DATA)
FINANCIAL POSITION
  AT YEAR-END
Cash and cash
  equivalents($).............     452       147       294       266       372        86       269        40        72        64
Accounts receivable($).......   1,732     1,644     1,590     1,590     1,880     1,786     1,816     1,868     1,558     1,550
Inventories($)...............   1,631     1,699     1,178     1,352     1,187     1,266     1,067     1,069     1,098       928
Property, plant, and
  equipment($):
  Cost, net of depreciation
    and amortization.........   1,806     1,950     1,882     1,839     1,859     1,903     1,858     1,828     1,758     1,284
  Depreciation for the year..     299       328       294       284       319       328       318       292       233       175
  Additions during the year..     240       321       327       312       340       399       371       408       461       435
Total assets($)..............   9,113     8,961     7,024     6,617     6,860     6,792     6,643     6,460     6,133     4,328
Capitalization($):
  Debt
    Short-term...............      14        21        30        29        40        19        47        11         7         4
    Long-term including
      current portion........   2,143     2,168     1,220     1,172     1,482     1,367       906     1,377     1,742       762
    ESOP guarantee...........     382       407       431       452       472       490
                               ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
    Total debt...............   2,539     2,596     1,681     1,653     1,994     1,876       953     1,388     1,749       766
  Common
    stockholders' equity.....   2,807     2,443     2,042     2,503     2,309     2,062     2,476     2,087     1,866     1,511
                               ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
      Total capitalization...   5,346     5,039     3,723     4,156     4,303     3,938     3,429     3,475     3,615     2,277
                               ======    ======    ======    ======    ======    ======    ======    ======    ======    ======
Percentage of total
  capitalization represented
  by(%):
  Total debt.................      47        52        45        40        46        48        28        40        48        34
  Total debt, ex-ESOP........      40        43        34        29        35        35
  Debt, net of cash..........      43        50        40        36        41        46        22        39        47        32
  Debt, ex-ESOP, net
    of cash..................      35        42        28        24        29        34
OTHER DATA
Funded sign-ups($)...........  12,139    17,371*   10,205    10,972    10,441     9,627     9,426     9,807     9,451     8,828
Funded backlog at
  year-end($)................  12,165    13,156     8,856     8,751     7,588     7,106     7,369     8,376     9,649     8,815
Negotiated backlog
  at year-end($).............  25,595    28,852    19,428    17,072    15,204    13,042     9,747    12,543    17,732    17,721
Company-sponsored research
  and development (including
  bid and proposal cost and
  development cost-sharing)
  ($)........................     442       449       420       384       450       506       503       506       441       399
Customer-sponsored
  research and
  development($).............   2,836     3,134     3,102     3,282     3,750     3,715     3,456     2,946     2,701     2,946
Number of employees..........  82,500    83,500    71,700    72,300    73,000    82,500    85,600    97,200    94,200    84,500
MARKET DATA AT FISCAL
  YEAR-END
Stock price per
  common share($)............   71.75     69.38     56.88     44.00     33.63     39.00     42.75     36.75     50.63     48.00
Book value per common
  share($)...................   44.41     38.96     33.42     39.86     36.53     32.63     41.75     33.29     28.45     23.17
Market value($)..............   4,535     4,350     3,475     2,763     2,125     2,465     2,535     2,304     3,321     3,130
Market to book ratio.........     1.6       1.8       1.7       1.1       0.9       1.2       1.0       1.1       1.8       2.1
Price to earnings ratio......    10.3      10.4      10.1       9.1       6.3     390.0       5.6       5.5       7.9       7.9
Dividend yield(%)............     3.1       3.1       3.7       4.5       5.4       4.6       3.7       3.8       2.0       1.7
Annual trading volume........    34.3      27.0      29.5      66.3      30.2      71.9      60.9     114.5      88.4      66.5
Annual trading turnover(x)...     0.5       0.4       0.5       1.1       0.5       1.2       1.0       1.8       1.4       1.0

---------------
* Includes acquisition of existing funded backlog of LFWC of approximately $7 billion at acquisition date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following unaudited analysis, comparing data from 1994, 1993, and 1992, is intended to be read in conjunction with the audited financial statements beginning on page 20. A broader, ten-year perspective may be obtained from the tables of Selected Financial Data appearing on pages 9 and 10.

                             RESULTS OF OPERATIONS

CONSOLIDATED SALES AND PROGRAM PROFITS

     Consolidated sales in 1994 of $13.1 billion were relatively unchanged from 1993. Increases in Aeronautical and Electronic Systems sales were offset by decreases in Missiles and Space Systems and Technology Services sales. The 29 percent sales increase from 1992 to 1993 reflects the 1993 acquisition of Lockheed Fort Worth Company (LFWC), the former tactical military aircraft business of General Dynamics Corporation. Sales to the U.S. government totalled 73 percent of 1994 sales compared to 77 percent in 1993. Defense sales to the U.S. government remained constant at 64 percent of total sales in 1994 and 1993 versus 67 percent in 1992. Sales to foreign governments increased to 16 percent in 1994 compared to 13 percent and eight percent in 1993 and 1992, respectively. Sales made to foreign governments through the U.S. government are included in sales to foreign governments. Sales to commercial customers increased slightly to 11 percent of total sales. The table below illustrates the changing customer mix.

        SALES BY CUSTOMER                                         1994     1993     1992
        -----------------                                         ----     ----     ----
        U.S. government
          Defense...............................................   64%      64%      67%
          Nondefense............................................    9       13       15
                                                                  ---      ---      ---
                                                                   73       77       82
        Foreign governments.....................................   16       13        8
        Commercial..............................................   11       10       10
                                                                  ---      ---      ---
                                                                  100%     100%     100%
                                                                  ===      ===      ===

     Total program profits increased slightly in 1994 following an increase of 31 percent in 1993 from 1992 levels. Program profit margins were 6.5 percent in 1994 and 1993, and 6.4 percent in 1992. In 1994 program profit improvements in Aeronautical Systems and Electronic Systems programs were offset in part by charges against income for two programs in Missiles and Space Systems discussed below. Program profit improvements in 1993 from 1992 primarily reflected the LFWC acquisition.

     Operations by business segment are discussed beginning on page 12.

INTEREST EXPENSE

     Interest expense decreased in 1994 compared to 1993 due to lower average outstanding balances offset in part by a slightly higher average effective interest rate. Interest expense in 1993 was significantly higher than in 1992 due the higher debt incurred to finance the purchase of LFWC in 1993.

OTHER INCOME (DEDUCTIONS), NET

     The results for 1994 reflect net other deductions of $4 million compared to negligible net other income in 1993. The 1994 net amount was affected by higher miscellaneous other deductions including merger related costs. Net other income in 1992 reflected higher interest income from the temporary investment of excess cash.

PROVISION FOR INCOME TAXES

     The provision for income taxes in 1994 was lower than in 1993 reflecting a lower effective tax rate (36 percent versus 38 percent). The decrease in the effective tax rate was primarily due to interest received from adjustments to tax payments on long-term contracts and revisions to prior years' estimated income tax liabilities, offset in part by a nondeductible fine discussed in Note 10 to the consolidated financial statements. Income tax expense was higher in 1993 than in 1992 reflecting the higher pretax earnings and a higher effective tax rate (38 percent versus 37 percent). The higher tax rate was primarily due to the settlement of certain tax issues outstanding from prior periods for a higher amount than had been accrued and a nondeductible amount related to intangible asset amortization from the acquisition of LFWC.

EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     The five percent earnings increase in 1994 was primarily due to the higher program profits, lower interest expense and lower provision for income taxes offset by higher net other deductions. The per share earnings increase of four percent was affected by a higher average number of shares and equivalents outstanding in 1994. Earnings in 1993 increased 21 percent compared with 1992 due to the higher program profits, partly offset by higher interest expense, lower other income and higher income tax expense.

     If inflation were taken into account, earnings would differ from the reported results due to the recognition of additional depreciation expense. Contracts in the aerospace industry generally reflect the impact of anticipated inflation in the selling price, and often contain price escalation clauses that protect against abnormal inflation. In the case of depreciation, however, regulations that determine U.S. government contract revenues do not allow inflation-adjusted depreciation to be taken into account. Therefore, earnings would have been lower than reported if inflation had been considered. Income taxes would not have been adjusted because tax laws do not permit deductions of such additional inflationary cost. Inflation rates in the United States have been relatively low in recent years.

NET EARNINGS (LOSS)

     Net earnings in 1994 and 1993 reflect the items discussed above. The net loss in 1992 was caused by the effect of a change in accounting principle related to the company's adoption of the accrual method of accounting for retiree medical costs required by Statement of Financial Accounting Standards No. 106 (SFAS 106). The company's 1994 adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112), and its 1992 adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), did not have a significant impact.

                   RESULTS OF OPERATIONS BY BUSINESS SEGMENT

AERONAUTICAL SYSTEMS

     Aeronautical Systems sales increased nine percent in 1994, and more than doubled in 1993 reflecting the acquisition of LFWC effective February 28, 1993.

                                                                    1994       1993       1992
                                                                   ------     ------     ------
                                                                          (IN MILLIONS)
Sales
  Fighter aircraft programs......................................  $4,039     $3,661     $  363
  Airlift aircraft programs......................................   1,258        915      1,169
  Aircraft modification and maintenance programs.................     525        517        538
  Other aircraft programs and support activities.................     751        917        887
                                                                   ------     ------     ------
     Total.......................................................  $6,573     $6,010     $2,957
                                                                   ======     ======     ======
Program profits..................................................  $  509     $  465     $  193
                                                                   ======     ======     ======

     Sales in fighter aircraft programs increased 10 percent in 1994 as a result of higher F-22 and F-16 program revenues. F-16 fighter program revenues in 1994 compared to 1993 increased slightly while deliveries decreased (146 in 1994 versus 168 in 1993) reflecting changes in customer mix. The large increase in 1993 revenues compared to 1992 was primarily due to the acquisition of LFWC.

     Airlift aircraft program revenues increased 38 percent in 1994 due to greater deliveries of C-130 aircraft (40 versus 30). The lower airlift aircraft program revenues in 1993 reflect fewer deliveries in 1993 compared to the 35 aircraft delivered in 1992.

     Revenues from aircraft modification and maintenance programs in 1994 were relatively unchanged. The increases in military modification and maintenance revenues were substantially offset by decreased sales in commercial modification and maintenance programs. In 1993, both military and commercial aircraft modification and maintenance revenues were lower than those reported in 1992.

     Revenues from other aircraft programs and support activities were lower in 1994 compared to 1993 due to the absence of P-3 maritime patrol aircraft deliveries compared to two deliveries in 1993. The decrease in 1994 also reflects the absence of S-3 patrol aircraft upgrade sales due to completion of the upgrade program in 1993. The increase in 1993 revenues compared with 1992 revenues reflects the delivery of two P-3 aircraft in 1993 compared to one in 1992, and higher S-3 upgrade sales offset by lower other programs and spares sales.

     Program profits in Aeronautical Systems in 1994 were nine percent higher than 1993 reflecting the sales variances described above, improved performance in C-130 programs and higher profit margins in special programs at LFWC offset in part by a $25 million fine and civil settlement relating to charges contained in a federal indictment (see Note 10 to the consolidated financial statements) and higher spending on the development of an improved version of the C-130 aircraft (C-130J) than in 1993.

     In addition, 1993 was significantly affected by the following third quarter nonrecurring items. The company and the U.S. Navy settled their dispute relating to the P-7A aircraft development program resulting in the reversal of approximately $90 million of pretax losses recognized on this program in 1989. Also, the company recorded a charge to program profits of $30 million resulting from the closure of its wide-body commercial aircraft modification and maintenance operation at Norton Air Force Base. Finally, the company recorded a $35 million charge to program profits representing an excess of expected costs over anticipated sales proceeds related to its Aeronautical Systems properties in Burbank, California.

     The program profits in 1993 were double the 1992 amount reflecting the LFWC acquisition, sales variances described above, improved profit margins in most areas, and the absence in 1993 of negative cost adjustments reflected in certain programs in 1992, offset in part by lower profit in C-130 aircraft programs reflecting fewer deliveries and a change in customer mix and higher spending on the C-130J. Program profits for 1993 were also affected by the nonrecurring items discussed above and intangible asset amortization of $84 million related to the purchase of LFWC.

MISSILES AND SPACE SYSTEMS

     Missiles and Space Systems sales continued to decline in 1994 following declines experienced in 1993.

                                                                    1994       1993       1992
                                                                   ------     ------     ------
                                                                          (IN MILLIONS)
Sales
  Space and other programs.......................................  $2,049     $2,378     $2,655
  Fleet ballistic missiles.......................................   1,093      1,281      1,503
  Other missile systems..........................................     466        579        429
                                                                   ------     ------     ------
     Total.......................................................  $3,608     $4,238     $4,587
                                                                   ======     ======     ======
Program profits..................................................  $  266     $  348     $  401
                                                                   ======     ======     ======

     Revenues from space and other programs decreased 14 percent in 1994 and 10 percent in 1993 reflecting lower activity in various classified space programs and lower revenues resulting from the termination of the Follow-on Early Warning System program. Partially offsetting the 1993 sales decline were higher sales from the Milstar military communications satellite program.

     Trident II fleet ballistic missiles sales continued to decline in 1994 compared with 1993 reflecting decreased production contract requirements. Trident II sales decreased in 1993 due to the completion of the development portion of the program and transition to production.

     Other missile systems programs reflected lower sales in 1994 primarily due to lower revenues resulting from the termination of the Advanced Solid Rocket Motor program. Sales from other missile systems were higher in 1993 compared with 1992 due to the Theater High Altitude Area Defense (THAAD) program.

     Program profits in Missiles and Space Systems continued to decline in 1994 reflecting the decreased sales, a charge of $22 million related to the cancellation and final settlement on the Mobile Satellite Antenna subcontract and charges during 1994 totalling $43 million related to a military air command, control and communication program for a foreign government. The declines and charges were partially offset by performance incentives recognized in 1994 for the Milstar, fleet ballistic missiles, and certain space systems programs.

     The lower program profits in 1993 compared to 1992 also reflected the impact of the lower sales volume as well as negative cost adjustments on several programs and the absence in 1993 of significant amounts of reliability incentive fees from the Trident II program recognized in 1992. The declines were partially offset by higher operating profit margins in most other programs and the initial recognition of profits related to the Iridium commercial satellite program.

ELECTRONIC SYSTEMS

     Sales in Electronic Systems were 18 percent and 8 percent higher in 1994 and 1993, respectively.

                                                                    1994       1993       1992
                                                                   ------     ------     ------
                                                                          (IN MILLIONS)
Sales
  Defense electronics programs...................................  $  588     $  619     $  622
  Commercial product manufacturing...............................     498        388        413
  Commercial distribution activities.............................     564        389        254
                                                                   ------     ------     ------
     Total.......................................................  $1,650     $1,396     $1,289
                                                                   ======     ======     ======
Program profits (loss)...........................................  $   47     $   (1)    $   32
                                                                   ======     ======     ======

     Defense electronics program revenues in 1994 were $31 million lower than the $619 million reported in 1993, a five percent decrease. Decreased revenues from countermeasures and antisubmarine warfare systems were partly offset by increases in defense, information, and avionics systems. Revenues from defense electronics in 1993 were approximately level with 1992 revenues reflecting increases in countermeasures, information and avionics systems offset by decreases in defense and surveillance systems programs.

     Sales from commercial product manufacturing increased 28 percent in 1994 due to increased revenues from contract manufacturing activities. Sales from commercial product manufacturing dipped six percent in 1993 primarily due to weakness and competitive pricing pressures in the computer peripherals market.

     Commercial distribution activities continued to grow in 1994 showing a 45 percent increase. Sales from this activity increased 53 percent in 1993 compared to 1992. These increases reflect growth in the Access Graphics business.

     Electronic Systems recognized a program profit of $47 million in 1994 compared to a slight program loss in 1993. The profit in 1994 reflects improved performance in defense electronics programs and commercial product manufacturing operations. The program loss in 1993 compared to a program profit in 1992 was primarily due to significant operating losses at Calcomp due to market weakness and pricing pressures as well as charges related to downsizing.

     In addition, Electronic Systems program profits were negatively affected in 1993 when the company recognized an expense for future environmental remediation costs that are expected to be allocated to the company's commercial business. See Notes 1 and 10 to the consolidated financial statements for additional information on the company's accounting policies related to environmental matters and the status of environmental matters now before the company.

TECHNOLOGY SERVICES

     Technology services sales decreased nine percent in 1994 following a 13 percent increase in 1993.

                                                                    1994       1993       1992
                                                                   ------     ------     ------
                                                                          (IN MILLIONS)
Sales
  Space shuttle processing services..............................  $  549     $  609     $  600
  Engineering and scientific services............................     287        335        349
  State and municipal government services........................     202        180         88
  Other services.................................................     261        303        230
                                                                   ------     ------     ------
     Total.......................................................  $1,299     $1,427     $1,267
                                                                   ======     ======     ======
Program profits..................................................  $   33     $   32     $   18
                                                                   ======     ======     ======

     Space shuttle processing revenues decreased ten percent in 1994. In 1993, revenues were up approximately two percent. These variations reflect fluctuations in levels of activity and cost reduction efforts in support of space shuttle operations as NASA continues to review its budget, streamline processes and vary the number of launches each year.

     Sales from engineering and scientific services in 1994 and 1993 were down from prior years. Decreases in support contracts for various NASA sites were partly offset by increases in revenues from environmental services.

     Revenues in 1994 from state and municipal government services were higher compared to 1993 due to increased contract effort in children and family services programs. Revenues from all other programs remained stable in 1994. In 1993, revenues in this line of business more than doubled due to expansion of children and family services and transportation systems and services.

     Other services revenues decreased approximately 14 percent in 1994 reflecting decreases in contract field support services and airport management. Increases in 1993 reflected higher levels of contract field support services provided to the military.

     Program profits increased slightly in 1994. Program profits were positively affected by improved performance in space shuttle processing services, contract field support services, and various state and municipal government services. Another positive factor was the commencement during the fourth quarter of 1994 of the environmental services management contract at the Idaho National Engineering Laboratories (INEL). Program profits were negatively impacted by higher business development costs at the company's Lockheed Air Terminal subsidiary.

     Program profits were substantially higher in 1993 compared to 1992 reflecting improved performance on contract field support programs and in airport management and consulting operations, as well as a reduction in accrued future retiree medical costs due to reduced employment levels.

                              FINANCIAL CONDITION

LIQUIDITY AND CASH FLOWS

     Liquidity continued to be provided by cash generated from operating activities. Net cash provided by operating activities was $774 million and $795 million during 1994 and 1993, respectively. Both years primarily reflect earnings plus depreciation and amortization, partly offset in 1994 by higher working capital requirements.

     At year end 1994, a portion of certain progress billings at LFWC that were withheld by agreement with a U.S. government customer had been reduced to approximately $94 million from approximately $167 million at year end 1993. These billings are being withheld pending resolution of issues pertaining to LFWC's manufacturing cost allocation system. The withheld amounts are expected to be further reduced during 1995.

     Additions to property, plant, and equipment were $240 million in 1994, compared to $321 million and $327 million in 1993 and 1992, respectively. Depreciation expense (excluding amortization expense) was $299 million, $328 million, and $294 million for the three fiscal years ended 1994, 1993, and 1992. The company continually monitors its capital spending in relation to current and anticipated business needs. As circumstances dictate, facilities are added, consolidated, disposed of, or modernized.

     In the third quarter of 1994, the company disclosed that, as a part of its downsizing activity and continuing review of property, plant, and equipment requirements, it had been focusing attention on its Lockheed Missiles and Space Company located predominately in Sunnyvale, California, and its commercial aircraft maintenance facility at Tucson, Arizona. Although at that time no action had been approved and no specific dollar effect could be reasonably determined, management stated its belief that the net impact of a restructuring charge at the Lockheed Missiles and Space Company would be in the range of $200 million before tax, absent any effect from the proposed Combination. In view of the fact that the Combination was consummated on March 15, 1995, no further decision to reorganize the Sunnyvale facilities has been made pending consolidation plans of the combined company.

     With respect to the Tucson facilities, management stated its belief that the associated costs, if a decision were made to close the facility, would be less than $40 million before tax. Improvements in the market for commercial aircraft maintenance and the company's ability to sign up a number of new contracts for the facility have caused management to view this facility as a viable operation and integral to the continued success of the aircraft maintenance line of business. Therefore, closure of this facility is not currently being contemplated.

     The company is holding and preparing for sale the excess property, primarily in Burbank, California, resulting from a reorganization of its Aeronautical Systems business in 1989. In view of changing market values for real estate and uncertainty regarding the timing of availability of the properties for sale, the sales value of the properties will continue to be subject to change.

     The cash inflow associated with the exercise of stock options in 1994 totalled $24 million compared to $71 million in 1993. The 1994 exercises resulted in the issuance of approximately 500,000 shares of the company's stock.

     Cash dividends amounted to $2.24, $2.12, and $2.09 per share in 1994, 1993, and 1992, respectively.

CAPITAL RESOURCES

     Total debt, including the guarantee of salaried ESOP obligations, decreased slightly to $2,539 million in 1994 from $2,596 million in 1993. Approximately $277 million of long-term debt becomes due and payable in 1995.

     Most of Lockheed's debt at the end of 1994 and 1993 was in the form of publicly issued fixed-rate notes. Total debt including ESOP represented approximately 47 percent and 52 percent of total capitalization at year-end 1994 and 1993, respectively. Total debt excluding ESOP (ex-ESOP) was 40 percent and 43 percent of total capitalization for the same respective periods. The calculation of the debt ratio ex-ESOP reflects the fact that the assets of the salaried ESOP trust, not reflected on the company's balance sheet, are available for the service and repayment of the ESOP obligations guaranteed by the company.

     The "net debt" ratio consists of total debt, net of cash, as a percentage of total capitalization. Using this approach, the measures were 43 percent at December 1994 and 50 percent at December 1993. Ex-ESOP, the amounts were 35 percent and 42 percent, respectively.

     At December 25, 1994, the company had available a committed credit line aggregating $1 billion from a group of domestic and foreign banks. Generally, these lines are maintained to back up the company's commercial paper borrowings. There were no commercial paper borrowings, nor any borrowings outstanding under the committed lines, at year-end.

     The company receives advances on certain contracts and uses them to finance the inventories required to complete the contracted work. The amount of such advances in excess of costs incurred on these contracts was $448 million at December 25, 1994, and was mostly related to contracts with foreign government and commercial customers. These funds may be used for working capital requirements and other general corporate purposes until needed to complete the contracts.

     Cash on hand and temporarily invested, internally generated funds, and available financing resources are sufficient to meet anticipated operating and debt service requirements and discretionary investment needs.

     Stockholders' equity at December 25, 1994 was $2,807 million, up 15 percent from the previous year-end. The increase reflects the retention of earnings in excess of cash dividends paid, the issuance of new shares upon the exercise of employee stock options, and accounting benefits related to the salaried ESOP (the reduction of guaranteed debt and certain tax benefits).

                                 OTHER MATTERS

COMPANY-SPONSORED RESEARCH AND DEVELOPMENT

     In 1994, approximately $442 million was expended on company-sponsored research and development, which is slightly less than the $449 million expended in 1993. The amount in 1994 includes approximately $64 million spent on development efforts for the next generation of the Hercules transport aircraft, the C-130J. The company continually monitors its research and development effort to assure an appropriate level of spending in relation to expected future benefits. Company-sponsored research and development is necessary to support the company's technologies and maintain its competitive position in the aerospace and electronics industries.

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

     The following table shows funded backlog by major category for the company's two largest segments, and totals for the other two segments, at the end of each of the last three years:

                                                          1994        1993        1992
                                                         -------     -------     ------
                                                                 (IN MILLIONS)
        Aeronautical Systems
          Fighter aircraft programs....................  $ 4,908     $ 6,229     $  286
          Airlift aircraft programs....................      797       1,283        891
          Aircraft modification and maintenance
             programs..................................      470         460        504
          Other aircraft programs and support
             activities................................    1,350       1,361      1,599
                                                         -------     -------     ------
                                                           7,525       9,333      3,280
        Missiles and Space Systems
          Fleet ballistic missiles.....................    1,580       1,423      2,389
          Other missile systems........................      157          90        317
          Space and other programs.....................    1,765       1,273      1,605
                                                         -------     -------     ------
                                                           3,502       2,786      4,311
        Electronic Systems.............................      733         732        870
        Technology Services............................      405         305        395
                                                         -------     -------     ------
                                                         $12,165     $13,156     $8,856
                                                         =======     =======     ======

     Funded backlog was eight percent lower in 1994 compared to 1993. Decreases in Aeronautical Systems programs were partially offset by increases in Missiles and Space Systems and Technology Services programs.

In 1993, funded backlog increased nearly 50 percent compared to 1992 due to increases in Aeronautical Systems reflecting the acquisition of LFWC and its existing backlog.

     In Aeronautical Systems, funded backlog decreased 19 percent in 1994. The fighter aircraft backlog decreased significantly, primarily reflecting deliveries to the U.S. government without the addition of new U.S. government orders. The decrease in the airlift aircraft backlog in 1994 is due to a reduction in the number of aircraft ordered by the U.S. government. In 1994, aircraft modification and maintenance and other aircraft program and support activities remained stable compared to 1993. In 1993, the nearly-triple increase in backlog was primarily attributable to the addition of LFWC's F-16 program and its one-third share of the F-22 fighter program.

     Although the funded backlog in Missiles and Space Systems increased 26 percent in 1994, it is 19 percent lower than the funded backlog at the end of 1992. Missiles and Space Systems programs continue to experience reductions in funding and, in some cases, terminations by various government customers. Funded backlog was lower at the end of 1993 reflecting delayed funding in several programs. Delayed funding of the Trident II in 1993 was obtained in 1994 and is reflected in the 1994 numbers. Other missile systems programs show an increase primarily due to additional funding on the THAAD defensive missile development program as that program nears its first flight test. Most of the other space programs reflect moderate increases in funding in 1994 compared to 1993, the most notable of which is the Milstar program.

     In Electronic Systems, funded backlog in 1994 remained relatively constant with the results from 1993. Moderate increases in the funded backlog for various commercial electronic programs were offset by moderate decreases in various defense electronics programs. Funded backlog for 1993 was 16 percent lower than 1992 reflecting decreases in defense electronics programs offset in part by increases in commercial programs and surveillance systems and avionics programs.

     The funded backlog for Technology Services increased approximately 33 percent in 1994 compared to 1993. The difference reflects increased funding for various environmental programs plus higher NASA shuttle support and other engineering support activities. The funding for contract field support services remained the same in 1994. Funded backlog in 1993 was down from 1992 due to lower backlog of contract field support services, and timing differences in NASA funding of space shuttle processing and engineering and scientific support activities.

     The figures above do not include negotiated but unfunded amounts. Total negotiated backlog, both funded and unfunded, amounted to $25.6 billion in 1994, $28.9 billion in 1993, and $19.4 billion in 1992. The items affecting 1994 funded backlog discussed previously were also the primary reasons for the decrease in the 1994 total negotiated backlog. The negotiated backlog increase in 1993 was principally due to the addition of LFWC to the Aeronautical Systems segment. Offsetting this increase were reductions in certain space programs in the Missiles and Space Systems segment.

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

     Defense budgets have been declining in real terms (after accounting for inflation) since 1985. Industry analysts continue to generally expect defense spending to decline through the latter part of the decade and then hold constant in real terms at a reduced level, but the ultimate outcome is uncertain. Reduced budget levels, rapidly changing customer requirements, and increased competition are expected for the defense industry in the years to come.

     The U.S. defense budget has a major impact on Lockheed's business base. In 1994, 64 percent of the company's sales were to DOD customers. The company provides a wide variety of products and services, and Lockheed's major programs have generally been well supported thus far during the budget decline. The company is a leader in advanced technologies, research and development, and limited production-rate manufacturing, all of which have been emphasized during the ongoing debate over the focus of future defense spending. However, uncertainty remains over the size and shape of future defense budgets and their impact on specific programs.

     The company has been focusing attention and resources on its most promising businesses and opportunities in both defense and nondefense markets, and has been reviewing its strategic options in light of the anticipated continuation of decreases in military spending and the accelerated consolidation in the aerospace/defense industry.

     In defense markets, the company achieved significant milestones on the C-130J airlift program and won an initial contract with the United Kingdom Royal Air Force. Also, the company continues to demonstrate excellent performance on U.S. government and foreign military programs such as the F-16, Trident II fleet ballistic missile, and the Milstar communication satellite. Cost reduction efforts and the continuous monitoring and adjustment of employment levels have maintained the profitable position of these cornerstone product lines.

     In nondefense markets, Lockheed has made significant progress in capturing new business. The expanding commercial space market holds potential for new business and is one in which Lockheed has initiated a presence through, among others its joint venture relationship with Khrunichev Enterprise and NPO Energia in Russia for space launch services, and its investment in Space Imaging Incorporated for high resolution space-based photographs of the earth. Also, the company made significant progress in the environmental lines of business with a major contract award at the Idaho National Engineering Laboratories.

     On March 15, 1995, the Combination of Lockheed and Martin was consummated. The Combination was completed on a tax-free basis and without additional financing. The Combination should reduce dependence on any single program and the associated risks of program cancellations and is expected to offer opportunities for improved efficiencies, to preserve critical elements of the national defense industrial base of Lockheed, and to expand access to commercial, civil, and international markets.

ENVIRONMENTAL MATTERS

     The company is involved in a number of proceedings and potential proceedings relating to environmental matters. These matters and their impact on the company are discussed in Note 10 to the consolidated financial statements.

     As described in Note 10, a substantial portion of currently anticipated environmental expenditures will be reflected in the company's sales and costs of sales pursuant to U.S. government agreement or regulation. However, a timing difference in cash flows is expected between incurrence of certain of the costs related to the Burbank cleanup and allocation of these costs as part of the company's general and administrative expense. At the end of 1994, expenditures that had been made but not yet allocated amounted to approximately $80 million. This timing difference is expected to increase through the end of 1995 before declining in subsequent years.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              LOCKHEED CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS

                                                                 1994        1993        1992
                                                                -------     -------     -------
                                                                (IN MILLIONS, EXCEPT PER-SHARE
                                                                             DATA)
Sales
  Aeronautical Systems........................................  $ 6,573     $ 6,010     $ 2,957
  Missiles and Space Systems..................................    3,608       4,238       4,587
  Electronic Systems..........................................    1,650       1,396       1,289
  Technology Services.........................................    1,299       1,427       1,267
                                                                -------     -------     -------
          Total sales.........................................   13,130      13,071      10,100
Costs and expenses............................................   12,275      12,227       9,456
                                                                -------     -------     -------
Program profits
  Aeronautical Systems........................................      509         465         193
  Missiles and Space Systems..................................      266         348         401
  Electronic Systems..........................................       47          (1)         32
  Technology Services.........................................       33          32          18
                                                                -------     -------     -------
          Total program profits...............................      855         844         644
Interest expense..............................................     (156)       (168)       (119)
Other income (deductions), net................................       (4)                     24
                                                                -------     -------     -------
Earnings before income taxes and cumulative effect of change
  in accounting principle.....................................      695         676         549
Provision for income taxes....................................      250         254         201
                                                                -------     -------     -------
Earnings before cumulative effect of change in accounting
  principle...................................................      445         422         348
Cumulative effect of change in accounting principle for
  retiree medical benefits, net of tax........................                             (631)
                                                                -------     -------     -------
  Net earnings (loss).........................................  $   445     $   422     $  (283)
                                                                =======     =======     =======
Earnings per share
  Before cumulative effect of change in accounting
     principle................................................  $  7.00     $  6.70     $  5.65
  Cumulative effect of change in accounting principle.........                           (10.23)
                                                                -------     -------     -------
  Net earnings (loss) per share...............................  $  7.00     $  6.70     $ (4.58)
                                                                =======     =======     =======
Average number of common and common equivalent shares
  outstanding.................................................     63.6        62.9        61.7
Number of common shares outstanding at year-end...............     63.2        62.7        61.1

                            See accompanying notes.

                              LOCKHEED CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   1994       1993       1992
                                                                   -----     -------     -----
                                                                          (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)..............................................  $ 445     $   422     $(283)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Cumulative effect of change in accounting principle, net of
       tax.......................................................                          631
     Depreciation and amortization...............................    485         498       355
     Changes in operating assets and liabilities:
       Accounts receivable.......................................    (96)        232       (23)
       Gross inventories.........................................    663         498       292
       Accounts payable..........................................     44           5        89
       Salaries and related items................................    (21)        (41)      (31)
       Income taxes..............................................    (95)         18       (15)
       Customer advances and progress payments...................   (746)       (824)     (238)
       Other, net................................................     95         (13)     (192)
                                                                   -----     -------     -----
     Net cash provided by operating activities...................    774         795       585
                                                                   -----     -------     -----
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, and equipment......................   (240)       (321)     (327)
Purchase of Lockheed Fort Worth Company..........................             (1,521)
Purchases of marketable securities...............................                         (200)
Proceeds from sales of marketable securities.....................                          210
Costs related to property held for sale..........................    (44)        (26)      (22)
Decrease (increase) in finance and other long-term receivables...     16           8       (11)
Other, net.......................................................    (53)         41       (47)
                                                                   -----     -------     -----
     Net cash used for investing activities......................   (321)     (1,819)     (397)
                                                                   -----     -------     -----
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in short-term borrowings................................     (7)         (9)       (2)
Borrowings of long-term debt.....................................     37       1,581       341
Repayments of long-term debt.....................................    (61)       (634)     (294)
Purchases of treasury shares.....................................                         (101)
Cash dividends...................................................   (141)       (132)     (128)
Proceeds from stock options exercised............................     24          71        24
                                                                   -----     -------     -----
     Net cash provided by (used for) financing activities........   (148)        877      (160)
                                                                   -----     -------     -----
Increase (decrease) in cash and cash equivalents.................    305        (147)       28
Cash and cash equivalents, beginning of year.....................    147         294       266
                                                                   -----     -------     -----
Cash and cash equivalents, end of year...........................  $ 452     $   147     $ 294
                                                                   =====     =======     =====

Supplemental Disclosure Information
Cash paid during the year for
     Interest....................................................  $ 152     $   165     $ 101
     Income taxes................................................    378         230       219

                            See accompanying notes.

                              LOCKHEED CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                              1994       1993
                                                                             ------     ------
                                                                              (DOLLAR FIGURES
                                                                                    IN
                                                                             MILLIONS, EXCEPT
                                                                              PER-SHARE DATA)
Current assets
  Cash and cash equivalents................................................  $  452     $  147
  Accounts receivable......................................................   1,732      1,644
  Inventories..............................................................   1,631      1,699
  Deferred tax assets, net.................................................     123
  Other current assets.....................................................     204        350
                                                                             ------     ------
          Total current assets.............................................   4,142      3,840
Property, plant, and equipment, at cost
  Land.....................................................................      94         93
  Buildings, structures, and leasehold improvements........................   1,611      1,686
  Machinery and equipment..................................................   2,641      2,812
                                                                             ------     ------
                                                                              4,346      4,591
  Less accumulated depreciation and amortization...........................   2,540      2,641
                                                                             ------     ------
          Net property, plant, and equipment...............................   1,806      1,950
Noncurrent assets
  Intangible assets related to tactical aircraft programs acquired (net of
     accumulated amortization of $184 in 1994 and $84 in 1993).............   1,326      1,425
  Excess of purchase price over fair value of assets acquired (net of
     accumulated amortization of $237 in 1994 and $204 in 1993)............     757        782
  Other noncurrent assets..................................................   1,082        964
                                                                             ------     ------
                                                                             $9,113     $8,961
                                                                             ======     ======
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings....................................................  $   14     $   21
  Accounts payable.........................................................     885        841
  Salaries and related items...............................................     334        355
  Deferred tax liabilities, net............................................                 44
  Customers' advances in excess of related costs...........................     448        606
  Current portion of long-term debt........................................     277         28
  Current portion of accumulated retiree medical benefit obligation........     155        155
  Other current liabilities................................................     617        483
                                                                             ------     ------
          Total current liabilities........................................   2,730      2,533
Long-term debt.............................................................   2,248      2,547
Accumulated retiree medical benefit obligation.............................     893        942
Other long-term liabilities................................................     435        496
Commitments and contingencies
Stockholders' equity
  Preferred stock..........................................................
  Common stock, $1 par value, 100,000,000 shares authorized;
     73,007,724 shares issued (72,471,642 in 1993).........................      73         73
  Additional capital.......................................................     828        804
  Retained earnings........................................................   2,742      2,427
  Treasury shares, at cost (9,775,996 shares)..............................    (454)      (454)
  Guarantee of ESOP obligations............................................    (382)      (407)
                                                                             ------     ------
          Total stockholders' equity.......................................   2,807      2,443
                                                                             ------     ------
                                                                             $9,113     $8,961
                                                                             ======     ======

                            See accompanying notes.

                              LOCKHEED CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                        GUARANTEE
                                           COMMON   ADDITIONAL   RETAINED   TREASURY     OF ESOP
                                           STOCK     CAPITAL     EARNINGS    SHARES    OBLIGATIONS   TOTAL
                                           ------   ----------   --------   --------   -----------   ------
                                                         (IN MILLIONS, EXCEPT PER-SHARE DATA)
At December 29, 1991.....................    $70       $712       $2,526      $(353)       $(452)     $2,503
  Earnings before cumulative effect of
     change in accounting principle......                            348                                348
  Cumulative effect of change in
     accounting principle, net of tax....                           (631)                              (631)
  Reduction of ESOP obligations
     guaranteed..........................                                                    21          21
  Tax benefits from dividends paid to
     ESOP on unallocated shares..........                              6                                  6
  Stock options exercised................      1         23                                              24
  Dividends declared on common stock
     ($2.09 per share)...................                           (128)                              (128)
  Treasury shares purchased..............                                      (101)                   (101)
                                             ---       ----       ------      -----       -----      ------
At December 27, 1992.....................     71        735        2,121       (454)       (431)      2,042
  Net earnings...........................                            422                                422
  Reduction of ESOP obligations
     guaranteed..........................                                                    24          24
  Tax benefits from dividends paid to
     ESOP on unallocated shares and stock
     options exercised...................                             16                                 16
  Stock options exercised................      2         69                                              71
  Dividends declared on common stock
     ($2.12 per share)...................                           (132)                              (132)
                                             ---       ----       ------      -----       -----      ------
At December 26, 1993.....................     73        804        2,427       (454)       (407)      2,443
  Net earnings...........................                            445                                445
  Reduction of ESOP obligations
     guaranteed..........................                                                    25          25
  Tax benefits from dividends paid to
     ESOP on unallocated shares and stock
     options exercised...................                             11                                 11
  Stock options exercised................                24                                              24
  Dividends declared on common stock
     ($2.24 per share)...................                           (141)                              (141)
                                             ---       ----       ------      -----       -----      ------
At December 25, 1994.....................    $73       $828       $2,742      $(454)      $(382)     $2,807
                                             ===       ====       ======      =====       =====      ======

                            See accompanying notes.

                              LOCKHEED CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of consolidation -- The consolidated financial statements for the years ended December 25, 1994, December 26, 1993, and December 27, 1992, include the accounts of wholly owned and majority-owned subsidiaries. The accounts of Lockheed Finance Corporation (LFC), a wholly owned finance company subsidiary, are included in the consolidated financial statements. LFC's assets, revenues, and earnings are immaterial and therefore not separately disclosed. Because LFC's business differs significantly from the rest of Lockheed's operations, LFC's results of operations are presented as a component of other income (deductions), net.

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

     Certain reclassifications have been made to the 1993 and 1992 data to conform to the 1994 presentation.

     Cash and cash equivalents -- The company considers securities purchased within three months of their date of maturity to be cash equivalents. Due to the short maturity of these instruments, carrying value on the company's consolidated balance sheet approximates fair value. Under Lockheed's cash management system, certain divisions' and subsidiaries' cash accounts reflect credit balances to the extent checks written have not been presented for payment. The amounts of these credit balances included in accounts payable were $171 million at December 25, 1994, and $154 million at December 26, 1993.

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

     Intangible assets related to tactical aircraft programs acquired -- Intangible assets related to the acquisition of LFWC are amortized on a straight-line basis over an estimated period of benefit of fifteen years.

     Excess of purchase price over fair value of net assets acquired -- The excess of purchase price over fair value of net assets of acquired businesses is amortized on a straight-line basis over the estimated periods of benefit. Such periods do not exceed 40 years.

     Sales and earnings -- Sales under cost-reimbursement-type contracts are recorded as costs are incurred. Applicable estimated profits are included in sales in the proportion that incurred costs bear to total estimated costs. Sales and anticipated profits under certain fixed-price contracts that require substantial performance over a long period of time before deliveries begin are accounted for under the percentage-of-completion (cost-

                              LOCKHEED CORPORATION
to-cost) method. Under all other contracts, sales are recorded at delivery or on completion of specified tasks, as applicable, and estimated contract profits are taken into earnings in proportion to recorded sales.

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

     Research and development costs -- Company-sponsored research and development costs (shown in Selected Financial Data on pages 2 and 3) primarily include research and development and bid and proposal effort related to government products and services. Except for certain arrangements described below, these costs are generally included as part of the general and administrative costs that are allocated among all contracts and programs under U.S. government contractual arrangements. Company-sponsored product development costs not otherwise allocable are charged to expense when incurred. Under certain arrangements in which a customer shares in product development costs, the company's portion of such costs is expensed as incurred. Customer-sponsored research and development costs incurred pursuant to contracts are accounted for as program costs.

     Environmental matters -- The company records a liability for environmental matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. A substantial portion of the costs are expected to be reflected in sales and costs of sales pursuant to U.S. government agreement or regulation. At the time a liability is recorded for future environmental costs, an asset is recorded for the probable future recovery of the portion of those costs in pricing U.S. government business. With the exception of applicable amounts representing current assets and liabilities, these amounts are included in other noncurrent assets and other long-term liabilities. The portion of those costs expected to be allocated to commercial business is reflected in cost of sales at the time the liability is established.

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

NOTE 2 -- PROPOSED BUSINESS COMBINATION WITH MARTIN MARIETTA CORPORATION

     On August 29, 1994 Lockheed and Martin Marietta Corporation (Martin Marietta) entered into a definitive agreement to combine the two corporations through an exchange of stock, whereby each share of Lockheed common stock will be exchanged for 1.63 shares of common stock of a new company, Lockheed Martin Corporation (Lockheed Martin). The combination is subject to government antitrust review and on December 22, 1994, Lockheed, Martin Marietta, and Lockheed Martin executed an Agreement Containing Consent Order (Consent Order) with the Federal Trade Commission (FTC) staff. On January 11, 1995, the FTC announced it would not challenge the combination based upon the Consent Order, which it provisionally accepted subject to final review at the end of a public comment period. The combination is scheduled to be consummated in the first quarter of 1995, subject to approval by the stockholders of Lockheed and Martin Marietta.

                              LOCKHEED CORPORATION

     The proposed business combination is expected to be accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16, "Business Combinations." Under this accounting method, the reported balance sheet amounts and results of operations of Lockheed and Martin Marietta will be combined and conformed, as appropriate, for the year in which the business combination occurs as well as for all prior periods. The following presents unaudited pro forma financial results for fiscal years 1994, 1993, and 1992 for Lockheed Martin Corporation as if the business combination had occurred. The unaudited pro forma results of operations are not necessarily indicative of actual or future results of operations that would have occurred or will occur upon consummation of the business combination and do not reflect any transaction expenses and restructuring charges which may result from the business combination.

                                                         1994        1993        1992
                                                        -------     -------     -------
                                                                  (UNAUDITED)
                                                         (DOLLARS IN MILLIONS, EXCEPT
                                                               PER-SHARE DATA)
        Net Sales.....................................  $22,915     $22,376     $15,925
        Earnings before cumulative effect of
          accounting changes..........................    1,061         865         678
        Net earnings (loss)...........................    1,061         865        (382)
        Net Earnings (loss) per common share:
          Assuming no dilution:
             Before cumulative effect of accounting
               changes................................     5.01        4.16        3.46
             Net earnings (loss)......................     5.01        4.16       (1.95)
          Assuming full dilution:
             Before cumulative effect of accounting
               changes................................     4.61        3.91        3.46
             Net earnings (loss)......................     4.61        3.91       (1.95)

NOTE 3 -- OTHER INCOME (DEDUCTIONS), NET

     Other income (deductions), net consisted of the following components:

                                                                1994     1993     1992
                                                                ----     ----     ----
                                                                    (IN MILLIONS)
        Interest income.......................................  $ 19     $ 14     $ 38
        Earnings before income taxes of Lockheed Finance
          Corporation.........................................              6        6
        Other.................................................   (23)     (20)     (20)
                                                                ----     ----     ----
                                                                $ (4)    $        $ 24
                                                                ====     ====     ====

                              LOCKHEED CORPORATION

NOTE 4 -- ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following components:

                                                                      1994       1993
                                                                     ------     ------
                                                                       (IN MILLIONS)
        U.S. government, primarily on long-term contracts..........  $  556     $  521
        Commercial and foreign government
          Long-term contracts......................................     105         48
          Other....................................................     314        336
        Unbilled costs and accrued profits, primarily related to
          U.S. government and foreign government contracts.........     757        739
                                                                     ------     ------
                                                                     $1,732     $1,644
                                                                     ======     ======

     Unbilled costs and accrued profits consisted primarily of revenues on long-term contracts that had been recognized for accounting purposes but not yet billed to customers. Of this total at December 25, 1994, it is expected that approximately $661 million will be billed within 90 days. The remaining amount of unbilled costs and accrued profits represent amounts related to Lockheed's estimate of contract price adjustments that are expected to be billed and collected on completion of negotiations.

NOTE 5 -- INVENTORIES

     Inventories consisted of the following components:

                                                                      1994       1993
                                                                     ------     ------
                                                                       (IN MILLIONS)
        Work in process, primarily on long-term contracts or
          programs.................................................  $2,737     $3,166
        Materials and spare parts..................................     254        310
        Advances to subcontractors.................................     171        394
        Finished goods.............................................     148        105
                                                                     ------     ------
                                                                      3,310      3,975
        Less customer advances and progress payments...............   1,679      2,276
                                                                     ------     ------
                                                                     $1,631     $1,699
                                                                     ======     ======

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

     An analysis of general and administrative costs follows:

                                                            1994        1993      1992
                                                           -------     ------     -----
                                                                  (IN MILLIONS)
        Included in work in process-beginning of
          period.........................................  $   372     $  215     $ 186
        Incurred during the year.........................    1,069      1,113       913
        Charged to costs and expenses during the year....   (1,114)      (956)     (884)
                                                           -------     ------     -----
        Included in work in process-end of period........  $   327     $  372     $ 215
                                                           =======     ======     =====

     Included in costs and expenses in 1994, 1993, and 1992, were general and administrative costs of approximately $107 million, $110 million, and $102 million, respectively, incurred by business units whose sales were principally not under government contracts.

                              LOCKHEED CORPORATION

NOTE 6 -- INCOME TAXES

     The provision for income taxes consisted of the following components:

                                                               1994      1993     1992
                                                               -----     ----     ----
                                                                    (IN MILLIONS)
        Current U.S. federal.................................  $ 381     $ 83     $210
        Foreign..............................................      3        5        7
        Deferred U.S. federal................................   (134)     166      (16)
                                                               -----     ----     ----
                                                               $ 250     $254     $201
                                                               =====     ====     ====

     All of the pretax earnings shown in the company's consolidated statement of earnings were included in the computation of the provision for U.S. federal income tax. For the approximate amounts of foreign pretax income, see Note 12.

     Net provisions for state taxes on income are included in general and administrative expenses which, as explained in Note 5, are primarily allocable to government contracts. Such state taxes were $27 million in 1994, $30 million in 1993, and $43 million in 1992.

     The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on earnings before income taxes and cumulative effect of change in accounting principle:

                                                                1994     1993     1992
                                                                ----     ----     ----
                                                                    (IN MILLIONS)
        Computed income taxes using statutory tax rate
          (35% in 1994 and 1993, 34% in 1992).................  $243     $237     $187
        Increases (reductions) from:
          Amortization of purchase costs......................    17       16       13
          Revisions to prior years' estimated income tax
             liabilities......................................   (15)      16        5
          Other, net..........................................     5      (15)      (4)
                                                                ----     ----     ----
                                                                $250     $254     $201
                                                                ====     ====     ====

     Under Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," deferred income tax assets and liabilities on the consolidated balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS 109 requires a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The company has no deferred tax assets which require a valuation allowance.

                              LOCKHEED CORPORATION

     Deferred tax assets and liabilities consisted of the following components:

                                                      DECEMBER 25,   DECEMBER 26,
                                                          1994           1993
                                                      ------------   ------------
                                                              (IN MILLIONS)
 Deferred tax assets related to:
   Accumulated retiree medical benefit obligation...      $367           $384
   Accrued compensation and benefits................       159            140
   Other............................................        30             14
                                                          ----           ----
                                                           556            538
                                                          ----           ----
 Deferred tax liabilities related to:
   Acquired intangible assets.......................       287            257
   Contract costing methods.........................        67            170
   Depreciation methods.............................        79             85
   Debt settlement costs............................                       37
                                                          ----           ----
                                                           433            549
                                                          ----           ----
   Net deferred tax assets (liabilities)............      $123           $(11)
                                                          ====           ====

NOTE 7 -- EMPLOYEE BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

     The company maintains contributory 401(k) savings plans for salaried employees (the Salaried Plan) and hourly employees (the Hourly Plans) which cover substantially all employees.

  The Salaried Plan

     In 1989, a leveraged Employee Stock Ownership Plan (ESOP) was created and incorporated into the Salaried Plan. The ESOP purchased approximately 10.7 million shares of Lockheed stock with the proceeds from a $500 million note issue which is guaranteed by Lockheed (see Note 9). These shares are held in a suspense account in a salaried ESOP trust until allocated to participants as described below.

     Under provisions of the Salaried Plan, employees' eligible contributions are matched by the company at a 60 percent rate. The company's matching obligation is accounted for as compensation and was $103 million in 1994, $104 million in 1993, and $91 million in 1992. Since January 1992, one half of the company match has consisted of cash contributions to employee-selected investment options (including Lockheed stock) and one half of the company match has consisted of Lockheed stock. The Lockheed stock portion of the matching obligation is fulfilled, in part, with stock allocated from the suspense account (approximately 710,000 shares per year based upon the debt repayment schedule) through the year 2004. The balance of the stock portion of the matching obligation is fulfilled through purchases of Lockheed stock from retiring participants or on the open market. Approximately 3,000, 77,000, and 184,000 shares of Lockheed stock were purchased on the open market by the salaried ESOP trust in 1994, 1993, and 1992, respectively. The salaried ESOP trust also sold on the open market approximately 519,000, 110,000 and 285,000 shares purchased from retirees in 1994, 1993, and 1992, respectively.

     Company payments to the salaried ESOP trust for the stock portion of the matching obligation consist of dividends on the unallocated shares, and an amount sufficient to fully service the ESOP debt and meet the company's matching obligation to employees that is not otherwise covered through the allocation of suspense account shares.

                              LOCKHEED CORPORATION

     In 1994 and 1993, compensation expense accrued and dividends on unallocated shares exceeded the amount required to fully service the ESOP debt and fulfill the company's matching obligation by approximately $4 million and $2 million, respectively. These amounts were recognized as additions to the company's other income (deductions), net. In 1992, the company paid an amount in excess of compensation expense accrued and dividends on unallocated shares. These additional payments were recognized as additions to Lockheed's interest expense. The amount varied in each year due to changes in the market value of company stock allocated from the suspense account. The impact of the ESOP on the company also includes special tax benefits on dividends paid on allocated and unallocated ESOP shares. These various items are reflected in components of the company's consolidated statement of earnings or as direct increases to the company's retained earnings. The aggregate of these items resulted in a net favorable effect to the company of about $15 million, $12 million, and $6 million in 1994, 1993, and 1992, respectively.

     The salaried ESOP trust requirements and the company's payments are shown in the following table:

                                                                  1994     1993     1992
                                                                  ----     ----     ----
                                                                      (IN MILLIONS)
        ESOP trust requirements:
          Debt service (including interest of $33 million in
             1994, $35 million in 1993, and $38 million in
             1992)..............................................  $59      $59      $59
          Purchase of additional shares (required to meet
             company matching obligation).......................    4        8       12
                                                                  ---      ---      ---
                                                                  $63      $67      $71
                                                                  ===      ===      ===
        Met by:
          Dividends on unallocated shares.......................  $16      $17      $18
          Company matching funds (Lockheed stock portion).......   51       52       45
          Amounts recognized as additions to Lockheed's interest
             expense (other income).............................   (4)      (2)       8
                                                                  ----     ---      ---
                                                                  $63      $67      $71
                                                                  ===      ===      ===

  The Hourly Plans

     In 1990, ESOPs were created and incorporated into the Hourly Plans. The company matches 60 percent of a participating employee's eligible contribution to the Hourly Plans through payments to an ESOP trust. The company's match consists of Lockheed stock purchased by the ESOPs on the open market and from retiring participants. The company's required match, which is reported as compensation, was $12 million in 1994, $15 million in 1993, and $16 million in 1992. Approximately 81,000, 123,000, and 311,000 shares were purchased on the open market to provide the company match in 1994, 1993, and 1992, respectively. In 1994, the hourly ESOP trust sold on the open market approximately 51,000 shares purchased from retirees.

  ESOP Ownership of the Company's Stock

     The salaried and hourly ESOP trusts held approximately 15 million issued and outstanding shares of the company's stock at December 25, 1994, and approximately 16 million shares at December 26, 1993 and December 27, 1992, representing about 24 percent, 26 percent, and 26 percent of the total shares outstanding, respectively. The 15 million shares held at December 25, 1994 consisted of approximately 8 million allocated shares and 7 million unallocated shares, including an insignificant number of unallocated shares committed to be allocated after year-end. For earnings per share calculations, all shares held by the ESOP trusts are included as outstanding shares.

                              LOCKHEED CORPORATION

  Dividends on Allocated Shares

     Dividends paid to the salaried and hourly ESOP trusts on the allocated shares are paid by check annually by the ESOP trusts to the participants based upon the number of shares allocated to each participant.

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

     In addition, Lockheed has certain supplemental retirement and other benefit plans which are not material. During 1994, Lockheed established a trust intended to be used for payment of these benefits. Benefits paid by the trust on Lockheed's behalf are charged against liabilities previously accrued. The assets held by the trust do not qualify as plan assets under Statement of Financial Accounting Standards No. 87 (SFAS 87) and the plans continue to be unfunded for purposes of ERISA.

     Net pension cost for 1994, 1993 and 1992, as determined by SFAS 87, was $118 million, $110 million, and $76 million, respectively, as shown in the following table:

                                                             1994      1993      1992
                                                             -----     -----     -----
                                                                   (IN MILLIONS)
        Service cost -- benefits earned during the
          period...........................................  $ 245     $ 221     $ 176
        Interest cost on projected benefit obligation......    531       534       439
        Actual return on plan assets.......................     78      (856)     (358)
        Net amortization and deferral......................   (733)      214      (178)
        Employee contributions.............................     (3)       (3)       (3)
                                                             -----     -----     -----
                                                             $ 118     $ 110     $  76
                                                             =====     =====     =====

                              LOCKHEED CORPORATION

     The increase in net pension cost in 1993 from 1992 reflects costs associated with the assumed obligations related to the Fort Worth Division of General Dynamics.

     An analysis of the status of the plans follows:

                                                          DECEMBER 25,       DECEMBER 26,
                                                              1994               1993
                                                          ------------       ------------
                                                                   (IN MILLIONS)
        Plan assets, at fair value......................     $7,819             $8,322
                                                             ======             ======
        Actuarial present value of benefit obligations
          Vested benefits...............................     $6,065             $6,696
          Nonvested benefits............................         65                 77
                                                             ------             ------
        Accumulated benefit obligation..................      6,130              6,773
        Effect of projected future salary increases.....        586                844
                                                             ------             ------
        Projected benefit obligation....................      6,716              7,617
                                                             ------             ------
        Plan assets in excess of projected benefit
          obligation....................................     $1,103             $  705
                                                             ======             ======
        Consisting of:
          Unrecognized net asset existing at the date of
             initial application of SFAS 87.............     $  336             $  422
          Unrecognized prior service cost...............       (227)              (242)
          Unrecognized net gain.........................        846                308
          Prepaid pension expense.......................        148                217
                                                             ------             ------
                                                             $1,103             $  705
                                                             ======             ======

     At December 25, 1994 and December 26, 1993, approximately 49 percent and 48 percent, respectively, of the plan assets were equity securities and the rest were primarily fixed income securities. The actuarial determinations were based on various assumptions as illustrated in the following table. Net pension costs in 1994, 1993, and 1992 were based on assumptions in effect at the end of the respective preceding year-end. Benefit obligations as of each year-end were based on assumptions in effect as of those dates.

                                                      1994     1993     1992
                                                      ----     ----     ----
Discount rate on benefit obligations................  8.5%     7.0%     8.0%
Average of full-career compensation increases for
  those employees whose benefits are affected by
  compensation levels...............................  6.0%     6.0%     7.0%
Expected long-term rate of return on plan assets....  8.0%     8.0%     8.0%

     As required by SFAS 87, the projected benefit obligation includes the effect of projected future salary increases, but not the effect of projected future credited service. The excess of plan assets over the projected benefit obligation will be required to fund the plans' continuing benefit obligations that will result from, among other things, future credited service. The change in this excess in 1994 from 1993 resulted from a decrease in the accumulated benefit obligation primarily due to the higher discount rate, offset, in part, by benefit payments in 1994.

     The company has no present intention of terminating any of its pension plans. However, if a qualified defined benefit pension plan is terminated, the company would be required to vest all participants and purchase annuities with plan assets to meet the accumulated benefit obligation for such participants. At December 25, 1994, the cost to purchase annuities to satisfy the accumulated benefit obligation of Lockheed's qualified defined benefit plans would be in excess of $7.9 billion, compared to the $6.1 billion of accumulated benefit obligation reflected on the first table above. The main salaried retirement plan provides that, after satisfaction of the accumulated benefit obligation and payment of federal excise taxes and federal and state

                              LOCKHEED CORPORATION
income taxes, any remaining plan assets would, in the event of plan termination within five years following a change in control of the company, be transferred to a trust and applied to the payment of certain other employee benefits otherwise payable to employees and retirees (e.g. retiree medical benefits). To the extent that contributions to a defined benefit plan were reimbursed under U.S. government contracts, any remaining surplus amounts at the time of plan termination are subject to equitable sharing under an agreement with the government.

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

     Net retiree medical benefit costs as determined under SFAS 106 are shown in the following table:

                                                                1994     1993     1992
                                                                ----     ----     ----
                                                                    (IN MILLIONS)
        Service cost -- benefits accrued during the year......  $ 24     $ 24     $ 18
        Interest cost on accumulated retiree medical benefit
          obligation..........................................    81       84       76
        Actual return on plan assets..........................    (1)      (5)      (2)
        Net amortization and deferral.........................   (13)      (1)      (1)
                                                                ----     ----     ----
                                                                $ 91     $102     $ 91
                                                                ====     ====     ====

     The 1993 net retiree medical benefit costs reflect the assumption of benefit obligations for certain employees and retirees of the former Fort Worth Division of General Dynamics Corporation.

     Lockheed has implemented funding approaches to help manage future retiree medical costs. A Voluntary Employees' Beneficiary Association (VEBA) trust was established and began receiving funding in 1991, and other trusts established under Internal Revenue Service (IRS) regulations began receiving funding in 1992. At December 25, 1994, these trusts held $149 million in assets, of which 49 and 52 percent respectively in 1994 and 1993 were equity securities and the rest were primarily fixed income securities. The funded amounts are allowable under government contracts in the pricing of the company's products and services and are deductible in the year of contribution under IRS regulations. Earnings on trust assets operate as a reduction to annual SFAS 106 costs.

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

                              LOCKHEED CORPORATION

     Under SFAS 106, actual medical benefit payments to retirees reduce Lockheed's accumulated retiree medical benefit obligation, and any trust funding reduces the unfunded portion of this obligation on the company's consolidated balance sheet. An analysis of the status of the retiree medical benefit plans follows:

                                                             DECEMBER 25,     DECEMBER 26,
                                                                 1994             1993
                                                             ------------     ------------
                                                                     (IN MILLIONS)
        Plan assets at fair value..........................     $  149           $  113
                                                                ======           ======
        Actuarial present value of benefit obligation:
          Retirees.........................................     $  790           $  726
          Employees eligible to retire.....................        171              233
          Employees not eligible to retire.................        209              309
                                                                ------           ------
        Accumulated retiree medical benefit obligation.....      1,170            1,268
        Unrecognized net loss..............................         (6)             (58)
        Unrecognized prior service cost....................         51
                                                                ------           ------
        Net unfunded retiree medical benefit obligation....     $1,066           $1,097
                                                                ======           ======

     Actuarial determinations were based on various assumptions as illustrated in the following table. Net retiree medical costs for 1994, 1993, and 1992 were based on assumptions in effect at the end of the respective preceding years. Benefit obligations as of the end of each year reflect assumptions in effect as of those dates.

                                                                 1994     1993     1992
                                                                 ----     ----     ----
        Discount rate..........................................   8.5%     7.0%    8.25%
        Expected long-term rate of return on plan assets.......   8.0%     8.0%     8.0%
        Range of medical trend rates:
          Initial:
             pre-65 retirees...................................  11.0%    13.0%    13.0%
             post-65 retirees..................................   6.0%     9.0%    10.0%
          Ultimate (20 years and after):
             pre-65 retirees...................................   5.0%     5.0%     6.0%
             post-65 retirees..................................   2.0%     2.0%     2.0%

     An increase of one percentage point in the assumed medical trend rates would result in an accumulated retiree medical benefit obligation of $1.3 billion at December 25, 1994, and a 1994 net retiree medical benefit cost of approximately $94 million. The company believes that the cost containment features it has previously adopted and the funding approaches under way will allow it to effectively manage its retiree medical expenses, but it will continue to monitor the costs of retiree medical benefits and may further modify the plans if circumstances warrant.

     The decline in the accumulated retiree medical benefit obligation from 1993 to 1994 was primarily due to the higher discount rate at year-end 1994, offset, in part, by the effect of earlier than expected retirements.

POSTEMPLOYMENT BENEFITS

     In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits." This statement establishes standards for accounting for benefits to former or inactive employees after employment, other than retirement benefits. Lockheed's adoption of SFAS 112 in 1994 did not have a significant effect on the company's financial statements.

                              LOCKHEED CORPORATION

NOTE 8 -- LEASES

     Total rental expenses under operating leases, net of immaterial amounts of sublease rentals and contingent rentals, were $99 million, $112 million, and $114 million for 1994, 1993, and 1992, respectively.

     Future minimum lease commitments at December 25, 1994, for all operating leases that have a remaining term of more than one year were $422 million ($83 million in 1995, $71 million in 1996, $54 million in 1997, $49 million in 1998, $44 million in 1999, and $121 million in later years).

     Substantially all real estate leases contain renewal options ranging from one year to 10 years. Certain major plant facilities and equipment are furnished by the U.S. government under short-term or cancelable arrangements.

NOTE 9 -- DEBT

     At December 25, 1994, the company had a loan agreement (the 1994 Agreement) with a group of domestic and foreign banks. The agreement makes available $1 billion through September 15, 1999. The primary purpose of the agreement is to back up the company's commercial paper borrowings. There were no borrowings outstanding under the 1994 Agreement and no commercial paper borrowings outstanding, at December 25, 1994.

     Borrowings under the 1994 Agreement would be unsecured and bear interest, at the company's option, at rates based on the Eurodollar rate or a bank base rate (as defined). The 1994 Agreement contains financial covenants relating to equity and debt, and provisions which relate to certain changes in control. In conjunction with the completion of the proposed business combination with Martin Marietta, the 1994 Agreement will be terminated and replaced with a new credit facility for the Lockheed Martin Corporation.

     Long-term debt consisted of the following components:

                                                                     1994       1993
                                                                    ------     ------
                                                                      (IN MILLIONS)
        Variable-rate notes due 1995..............................  $  200     $  200
        Fixed-rate notes due 1995 to 2004.........................     140        140
        4 7/8% notes due 1996.....................................     275        275
        5.65% notes due 1997......................................     100        100
        5 7/8% notes due 1998.....................................     300        300
        9 3/8% notes due 1999.....................................     300        300
        6 3/4% notes due 2003.....................................     300        300
        9% notes due 2022.........................................     200        200
        7 7/8% notes due 2023.....................................     300        300
        Obligations under long-term capital leases................      16         17
        Other obligations.........................................      12         36
                                                                    ------     ------
                                                                     2,143      2,168
        Guarantee of ESOP obligations.............................     382        407
                                                                    ------     ------
                                                                     2,525      2,575
        Less portion due within one year..........................     277         28
                                                                    ------     ------
                                                                    $2,248     $2,547
                                                                    ======     ======

     All of the notes contain covenants relating to debt, and provisions which relate to certain changes in control. The company will take necessary actions to ensure that the proposed business combination with Martin Marietta does not violate provisions related to changes in control.

                              LOCKHEED CORPORATION

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

     Lockheed's leveraged ESOP (see Note 7) borrowed $500 million through a private placement of notes in 1989. These notes bear interest at fixed rates ranging from 8.27 percent to 8.41 percent, and are being repaid in quarterly installments over terms ending in 2004. The ESOP note agreement stipulates that, in the event that the ratings assigned to Lockheed's long-term senior unsecured debt are below investment grade, holders of the notes may require Lockheed to purchase the notes and pay accrued interest. These notes are obligations of the ESOP but guaranteed by Lockheed and, in accordance with financial accounting standards, are reported as debt on Lockheed's balance sheet, with a corresponding offset to stockholders' equity. As the ESOP notes are repaid, the amount guaranteed decreases, as do the amounts reported as Lockheed debt and offsetting stockholders' equity. While the amount guaranteed affects Lockheed's consolidated balance sheet, the issuance of the guarantee and the subsequent reductions in its amount were not cash transactions and, accordingly, are not reflected on the consolidated statement of cash flows.

     Lockheed Finance Corporation (LFC) has a $155 million line of credit with a group of banks. The agreement limits borrowings to an amount reduced by the balance outstanding ($37 million at December 25, 1994) of LFC notes and leases receivable sold to the banks with certain recourse provisions.

     The company's long-term debt maturities, including those of LFC and the guaranteed ESOP obligations, for the five years following December 25, 1994, are: $277 million in 1995; $307 million in 1996; $162 million in 1997; $374 million in 1998; and $350 million in 1999.

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," require the disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized on the consolidated balance sheet, for which it is practicable to estimate fair value. Unless otherwise indicated elsewhere in the notes to the consolidated financial statements, the carrying value of the company's financial instruments approximates fair value. The estimated fair values of the company's long-term debt instruments at December 25, 1994, aggregated $2,491 million, compared with a carrying amount of $2,525 million on the consolidated balance sheet. The fair values were estimated based on quoted market prices for those instruments publicly traded. For privately placed debt, the fair values were estimated based on the quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     Environmental Matters -- In March 1991, the company entered into a consent decree with the U.S. Environmental Protection Agency (EPA) relating to certain property in Burbank, California, which obligates the company to design and construct facilities to monitor, extract, and treat groundwater and operate and maintain such facilities for approximately eight years. The company currently estimates that expenditures required to comply with the terms of the consent decree over the remaining term of the project will be approximately $90 million.

                              LOCKHEED CORPORATION

     The company has also been operating under a cleanup and abatement order from the California Regional Water Quality Control Board affecting its facilities in Burbank, California. This order requires site assessment and action to abate groundwater contamination by a combination of groundwater and soil cleanup and treatment. Based on experience being derived from initial remediation activities, the company currently estimates the anticipated costs of these actions in excess of the requirements under the EPA consent decree to approximate $155 million over the remaining term of the project; however, this estimate will be subject to changes as work progresses and as additional experience is gained.

     The company is also involved in several other proceedings and potential proceedings relating to environmental matters, including disposal of hazardous wastes and soil and water contamination. The company has not incurred any material costs relating to the environmental matters. The extent of the company's financial exposure cannot in all cases be reasonably estimated at this time. A liability of approximately $65 million for those cases in which an estimate of financial exposure can be determined has been recorded.

     Under an agreement with the U.S. government, the Burbank groundwater treatment and soil remediation expenditures are being allocated to all of the company's operations as general and administrative costs (see Note 1), and under existing government regulations these and other environmental expenditures related to U.S. government business, after deducting any recoveries from insurance or other responsible parties, are allowable in establishing the prices of the company's products and services. As a result, a substantial portion of the expenditures will be reflected in the company's sales and costs of sales pursuant to U.S. government agreement or regulation. The company has recorded a liability for probable future environmental costs as discussed above, and has recorded an asset for probable future recovery of the portion of these costs in pricing of the company's products and services for U.S. government business. The portion that is expected to be allocated to commercial business has been reflected in cost of sales. The recorded amounts do not reflect the possible recovery of portions of the environmental costs through insurance policy coverage or from other potentially responsible parties to the contamination, which Lockheed is pursuing as required by agreement and U.S. government regulation. Any such recoveries, when received, would reduce the company's liability as well as the allocated amounts to be included in the company's U.S. government sales and cost of sales.

     Other Matters -- Lockheed and its directors are defendants in five class action lawsuits related to the company's proposed business combination with Martin Marietta Corporation. The plaintiffs' complaints include allegations that the company's directors breached fiduciary duties to the company's shareholders by approving the business combination and claims relating to Lockheed's plea agreement (described below) and payment of $24.8 million in fines and civil settlements to the United States in that action. An oral agreement in principle was reached with counsel for the plaintiffs on January 30, 1995 with respect to the terms of a proposed settlement of all claims in these lawsuits.

     The agreement in principle, which is subject to the execution and delivery of a mutually-satisfactory stipulation of settlement (Stipulation), contemplates a settlement subject to Court approval involving the following elements: (a) Lockheed Martin would agree, subject to any restrictions imposed by Maryland law, to pay a regular quarterly dividend of $0.40 (rather than $0.35, as otherwise contemplated) per share on each outstanding share of Lockheed Martin Common Stock for each of the first three quarters after consummation of the business combination and approval of the settlement in which net income (excluding non-recurring restructure costs and extraordinary charges and transaction expenses) is sufficient to pay such a dividend; (b) the provisions of Section 6.7 of the Agreement and Plan of Reorganization dated August 29, 1994, among Lockheed Martin, Martin Marietta, and Lockheed (Reorganization Agreement) would be amended to permit either Lockheed or Martin Marietta to initiate discussions with third parties regarding business combination transactions if either company's Board of Directors, upon written advice of counsel, has determined that it is in the best interests of such company's stockholders to initiate such discussions; (c) the termination fee specified in
Section 8.2 of the Reorganization Agreement would be reduced from $100 million to $50 million; (d) the

                              LOCKHEED CORPORATION

Joint Proxy Statement/Prospectus related to the business combination would reflect certain additional disclosures proposed by counsel for plaintiffs; (e) in part as a result of the pendency of the plaintiffs' actions, Lockheed would agree to strengthen its policies and procedures to help to insure compliance with the Foreign Corrupt Practices Act; and (f) Lockheed Martin would agree to the payment of $6 million in counsel fees and expenses to plaintiffs' counsel with interest from the date plaintiffs' counsel delivers to defendants' counsel a draft of the Stipulation.

     It is contemplated that the proposed settlement will be expressly conditioned upon (i) the business combination being consummated substantially on the terms set forth in the Reorganization Agreement, (ii) Lockheed and Martin Marietta receiving evidence satisfactory to them that the provisions of the proposed settlement will not result in the pooling of interests method of accounting for the business combination being unavailable under the requirements of APB No. 16; (iii) certification of the stockholder classes (for the purpose of obtaining approval of the Stipulation and entry of an appropriate judgment);
(iv) court approval of the Stipulation; and (v) final dismissal of the actions with prejudice and release of the claims asserted in such actions with prejudice. On February 7, 1995, Lockheed, Martin Marietta, and Lockheed Martin made the amendments to Sections 6.7 and 8.2 of the Reorganization Agreement contemplated by the terms of the proposed settlement.

     Lockheed and the Lockheed directors have denied, and continue to deny, that they have committed any violations of law, and they have agreed in principle to the proposed settlement in order to eliminate the burden and expense of further litigation and to facilitate the consummation of a transaction that they believe to be in the best interests of the stockholders of Lockheed. If the proposed settlement described above is not consummated, Lockheed and the Lockheed directors intend to contest the claims asserted against them in these lawsuits.

     On June 22, 1994, an indictment was returned by a federal grand jury sitting in Atlanta, Georgia, against Lockheed and two of its employees. The indictment charged that Lockheed and the two employees, one of whom was a regional vice president of one of Lockheed's subsidiaries and the other a divisional director of sales for the Middle East and North Africa, violated the Foreign Corrupt Practices Act (FCPA), conspired to violate the FCPA, conspired to commit wire fraud, and impaired and impeded agencies of the United States Department of Defense. The indictment related to allegations that Lockheed retained a sales and marketing consultant in Egypt who was a member of the Egyptian Parliament, and that the consultant received retainer payments and a $1 million contract termination payment in connection with the sale by Lockheed of three C-130 Hercules Aircraft, in violation of the FCPA.

     By letter dated August 18, 1994, the Acting Assistant Secretary, Department of State, Bureau of Political-Military Affairs (State Department) advised Lockheed that it would be the State Department's policy prospectively to deny defense-related export privileges to Lockheed Aeronautical Systems Company
(LASC), a division of Lockheed. The State Department, referring to Sections 38, 39 and 42 of the Arms Export Control Act (22 U.S.C. Sections 2778, 2779 and
2791) announced that its action arose from the June 22, 1994, indictment discussed above. The State Department announced that its action is confined to LASC and does not affect any other divisions or subsidiaries of Lockheed, although it is possible that the State Department could expand its action in the future to cover Lockheed or other divisions of Lockheed or Lockheed Martin or any of its divisions. Moreover, the State Department announced that the action does not apply to any approvals granted to LASC's programs before June 22, 1994, but rather to future export license applications. Lockheed may seek exceptions to the announced policy on a case-by-case basis at the discretion of the State Department, Office of Defense Controls, which must consider United States foreign policy and national security interests, as well as law enforcement concerns. There is no stated time frame within which the State Department must review an exception request. Lockheed has submitted written exception requests on several major aircraft programs. The State Department has granted these requests in a timely manner consistent with Lockheed's business plans, with no request pending for more than ninety days. There can be no

                              LOCKHEED CORPORATION
assurances as to how long the State Department will take to review any future exception requests or whether any other exceptions will be granted.

     On January 27, 1995, Lockheed and the United States of America entered into a plea agreement pursuant to which Lockheed agreed to plead guilty to one count of conspiring to violate the bribery provisions of the FCPA and conspiring to falsify its books, records and accounts. All other counts of the indictment referred to above were dismissed. To the knowledge of Lockheed, no directors or executive officers of Lockheed have been or will be indicted in connection with this matter. Lockheed agreed to pay the U.S. Government $24.8 million, which was reflected as a charge against earnings in the fourth quarter of 1994, consisting of a fine of $21.8 million and a civil settlement of $3 million. The United States Attorney's Office stated that Lockheed fully cooperated in its efforts to gather documents and in making witnesses available during the course of the investigation. The plea agreement does not preclude the possibility that the Department of Defense, the State Department, or the Securities and Exchange Commission may take further action against Lockheed or Lockheed Martin or any of their divisions as a result of Lockheed's guilty plea, which could include the possibility of suspension or debarment from future government contracting. Lockheed is cooperating with these regulatory agencies to satisfy their concerns. Lockheed is also in the process of reviewing its relationships with all sales and marketing international consultants to assure compliance with its policies.

     Lockheed Missiles & Space Company, Inc., a subsidiary of Lockheed, is a defendant in a civil suit in the United States District Court for the Northern District of California brought under the so-called qui tam provisions of the Civil False Claims Act, which permit an individual to bring suit in the name of the government and share in any recovery received. The suit, captioned United States ex rel. Margaret A. Newsham and Martin Overbeek Bloem v. Lockheed Missiles and Space Company, Inc., was filed in 1988. The complaint sets forth numerous allegations of improper conduct by Lockheed and seeks unspecified damages. The Department of Justice conducted a thorough investigation of the matter after the complaint was filed and has declined to intervene in the case. It is entirely possible that some of the issues being pursued by plaintiffs will be tried to a jury. However, the company believes the litigation to be without merit and intends to aggressively defend its position.

     A number of other lawsuits and administrative proceedings are pending against the company and its subsidiaries. Management believes the lawsuits and administrative proceedings are either without merit or if decided adversely, would be covered by insurance or by contract or would not be of material significance.

     The company has entered into standby letter of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts. At December 25, 1994, the company was contingently liable on outstanding letters of credit, guarantees, and other arrangements aggregating approximately $434 million.

     Lockheed Finance Corporation (LFC) sold certain finance notes and leases receivable with certain recourse provisions in previous years. At December 25, 1994, the unpaid principal balance of these notes and leases was about $30 million.

     At December 25, 1994, LFC had entered into approximately $320 million in interest rate swap agreements to reduce the impact of changes in interest rates on its operations. The effect of these agreements is that the aggregate of the carrying value of LFC's financial instruments approximates their fair market value. LFC is exposed to credit loss, to the extent of future interest rate differentials, in the event of nonperformance by the intermediaries to the interest rate swap agreements. The company does not anticipate nonperformance by the intermediaries.

                              LOCKHEED CORPORATION

NOTE 11 -- STOCKHOLDERS' EQUITY AND RELATED ITEMS

EMPLOYEE STOCK OPTIONS

     Lockheed's 1992 Employee Stock Purchase Program (1992 Program) authorizes grants of options to purchase up to 3,000,000 shares of the company's authorized but unissued common stock. Options granted under the 1992 Program and its predecessors, the 1986 Program and the 1982 Program, can be exercised at a price not less than the fair market value of the stock on the date that the option is granted. At December 25, 1994, 2,894,920 shares of the company's common stock were reserved for stock options granted.

     The 1992 Program is composed of two separate stock option plans. The first plan provides for the grant of incentive stock options. The second plan provides for the grant of nonstatutory stock options that may, at the discretion of the board of directors, be accompanied by stock appreciation rights.

     The following table summarizes the options exercisable and available for grant at December 25, 1994:

                                                        EXERCISABLE
                                                 --------------------------     AVAILABLE
                                                  NUMBER       PRICE RANGE      FOR GRANT
                                                 ---------     ------------     ---------
        1992 Program...........................    710,300     $42.75-58.81     1,239,150
        1986 Program...........................  1,192,383      31.94-55.31
        1982 Program...........................    107,987      46.00-47.50

     The following table summarizes the activity under the company's plans during 1994:

                                                               OPTION           SHARES
                                                            PRICE RANGE      UNDER OPTION
                                                            ------------     ------------
        Outstanding at December 26, 1993..................  $31.94-58.81       2,856,770
          Granted.........................................   63.19-64.81         640,500
          Terminated......................................   58.31-64.81         (58,150)
          Exercised.......................................   36.63-58.81        (544,200)
                                                                               ---------
        Outstanding at December 25, 1994..................   31.94-64.81       2,894,920
                                                                               =========

PREFERRED STOCK

     There are 2,500,000 shares of preferred stock, $1 par value, authorized for issuance. At December 25, 1994, there was no preferred stock outstanding and 1,000,000 shares of preferred stock were reserved for issuance in connection with the rights described below.

     In December 1986, Lockheed adopted a Shareholder Rights Plan and distributed a dividend of one right for each outstanding share of common stock. Upon becoming exercisable, each right entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred stock (Series A Preferred), par value $1, at a price of $150, which is subject to adjustment. Shares of common stock issued by the company subsequent to the adoption of the plan have had rights attached. The rights are not exercisable into common stock or transferable apart from the common stock, and no separate rights certificates will be distributed until ten business days after the public announcement that a person or group either (i) has acquired, or has obtained the right to acquire, beneficial ownership of 20 percent or more of the outstanding common shares, or (ii) has commenced, or announced an intention to make, a tender offer or exchange offer if, upon consummation, such person or group would be the beneficial owner of 20 percent or more of the outstanding common shares. The plan was amended in 1994 by the Board of Directors to exclude the effect of the proposed business combination with Martin Marietta Corporation.

     When such rights become exercisable, as described above, each right will entitle its holder, other than such person or group referred to above, upon payment of the exercise price, to receive Lockheed common shares with a deemed market value of twice such exercise price. Such rights will not be triggered in the event

                              LOCKHEED CORPORATION
of a "qualifying offer" (basically defined as an all cash offer, fully financed, to acquire a majority of outstanding shares not owned by the offeror, which meets specified irrevocable criteria), or if the 20 percent acquisition is made pursuant to a tender or exchange offer for all outstanding common shares which a majority of the directors of the company deem to be in the best interests of the company and its stockholders. If there is a merger with an acquirer of 20 percent or more of Lockheed's common stock and Lockheed is not the surviving corporation, or more than 50 percent of Lockheed's assets, earning power, or cash flow is transferred or sold, each right will entitle its holder, other than the acquirer, to receive the acquiring company's common shares with a deemed market value of twice such exercise price.

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

NOTE 12 -- INFORMATION ON INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS,
           AND MAJOR CUSTOMERS

     Unaudited information on Lockheed's business segments is included in the Financial Analysis beginning on page 4.

     Selected additional information is summarized below:

                  SELECTED FINANCIAL DATA BY BUSINESS SEGMENT

                                                            1994       1993       1992
                                                           ------     ------     ------
                                                                  (IN MILLIONS)
        Depreciation and amortization
          Aeronautical Systems...........................  $  225     $  216     $  106
          Missiles and Space Systems.....................     145        164        156
          Electronic Systems.............................      67         72         74
          Technology Services............................      14         14         11
          Corporate*.....................................      34         32          8
                                                           ------     ------     ------
                  Total..................................  $  485     $  498     $  355
                                                           ======     ======     ======
        Expenditures for property, plant, and equipment
          Aeronautical Systems...........................  $   89     $  148     $  140
          Missiles and Space Systems.....................      79         98        133
          Electronic Systems.............................      38         35         40
          Technology Services............................      11         10         12
                                                           ------     ------     ------
          Total segments.................................     217        291        325
          Corporate......................................      23         30          2
                                                           ------     ------     ------
                  Total..................................  $  240     $  321     $  327
                                                           ======     ======     ======
        Identifiable assets
          Aeronautical Systems...........................  $4,036     $4,336     $2,109
          Missiles and Space Systems.....................   1,755      1,810      2,028
          Electronic Systems.............................   1,523      1,468      1,506
          Technology Services............................     385        317        300
                                                           ------     ------     ------
          Total segments.................................   7,699      7,931      5,943
          Lockheed Finance Corporation...................     110        112        121
          Corporate......................................   1,304        918        960
                                                           ------     ------     ------
                  Total..................................  $9,113     $8,961     $7,024
                                                           ======     ======     ======

---------------

* Depreciation and amortization applicable to corporate office assets is allocated to the operating segments.

                              LOCKHEED CORPORATION

                  SELECTED FINANCIAL DATA BY GEOGRAPHIC AREA*

                                                         1994        1993        1992
                                                        -------     -------     -------
                                                                 (IN MILLIONS)
        Sales
          United States...............................  $12,790     $12,670     $ 9,656
          Other.......................................      340         401         444
                                                        -------     -------     -------
                  Total...............................  $13,130     $13,071     $10,100
                                                        =======     =======     =======
        Program profits
          United States...............................  $   836     $   839     $   613
          Other.......................................       19           5          31
                                                        -------     -------     -------
                  Total...............................  $   855     $   844     $   644
                                                        =======     =======     =======
        Identifiable assets
          United States...............................  $ 8,829     $ 8,730     $ 6,777
          Other.......................................      284         231         247
                                                        -------     -------     -------
                  Total...............................  $ 9,113     $ 8,961     $ 7,024
                                                        =======     =======     =======

---------------

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

                              LOCKHEED CORPORATION

                           SALES BY CUSTOMER CATEGORY

                                                           1994       1993        1992
                                                          ------     -------     ------
                                                                  (IN MILLIONS)
        U.S. government*
          Aeronautical Systems..........................  $4,714     $ 4,477     $2,245
          Missiles and Space Systems....................   3,218       3,846      4,386
          Electronic Systems............................     525         547        507
          Technology Services...........................   1,033       1,179      1,103
                                                          ------     -------     ------
                  Total.................................  $9,490     $10,049     $8,241
                                                          ======     =======     ======
        Foreign governments
          Aeronautical Systems..........................  $1,780     $ 1,408     $  551
          Missiles and Space Systems....................     290         282        172
          Electronic Systems............................      71          81        126
                                                          ------     -------     ------
                  Total.................................  $2,141     $ 1,771     $  849
                                                          ======     =======     ======
        Commercial
          Aeronautical Systems..........................  $   79     $   125     $  161
          Missiles and Space Systems....................     100         110         29
          Electronic Systems............................   1,054         768        656
          Technology Services...........................     266         248        164
                                                          ------     -------     ------
                  Total.................................  $1,499     $ 1,251     $1,010
                                                          ======     =======     ======

---------------

* Sales made to foreign governments through the U.S. government are included in sales to foreign governments.

     Export sales were $2,079 million, $1,743 million, and $831 million in 1994, 1993, and 1992, respectively.

NOTE 13 -- SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)

                                                                  1994 QUARTERS
                                                        ----------------------------------
                                                        FIRST    SECOND   THIRD    FOURTH*
                                                        ------   ------   ------   -------
                                                       (IN MILLIONS, EXCEPT PER-SHARE DATA)
        Sales.........................................  $3,025   $3,096   $3,165   $3,844
        Program profits...............................     194      208      219      234
        Earnings before income taxes..................     149      170      182      194
        Net earnings..................................      92      104      112      137
        Earnings per share............................    1.45     1.64     1.76     2.14

                                                                  1993 QUARTERS
                                                        ----------------------------------
                                                        FIRST    SECOND   THIRD    FOURTH
                                                        ------   ------   ------   -------
        Sales.........................................  $2,508   $3,349   $3,475   $3,739
        Program profits...............................     158      200      226      260
        Earnings before income taxes..................     126      149      187      214
        Net earnings..................................      76       94      117      135
        Earnings per share............................    1.22     1.50     1.85     2.13

---------------

* Includes a $25 million reduction in program profits resulting from settlement of charges contained in a federal indictment, as discussed in Note 10, partially offset by a $15 million reduction of prior years' estimated income tax liabilities.

NOTE 14 -- EVENT SUBSEQUENT TO DATE OF THE INDEPENDENT AUDITOR'S REPORT (UNAUDITED)

     On March 15, 1995, the proposed business combination with Martin Marietta Corporation (see Note 2) was approved by the shareholders of Lockheed and Martin Marietta and the business combination was consummated. Upon consummation, Lockheed became a wholly owned subsidiary of Lockheed Martin Corporation.

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

     The consolidated financial statements have been audited by Ernst & Young LLP, independent auditors, whose report follows.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Lockheed Corporation

     We have audited the accompanying consolidated balance sheet of Lockheed Corporation at December 25, 1994 and December 26, 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 25, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lockheed Corporation at December 25, 1994 and December 26, 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 25, 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 7 to the financial statements, effective December 30, 1991 (the beginning of Lockheed's 1992 fiscal year), the company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

                                          ERNST & YOUNG LLP

Los Angeles, California
January 31, 1995

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     The following table sets forth the name of each member of the Board of Directors, age as of December 31, 1995, principal occupation and the name and principal business of any corporation or organization in which such occupation is carried on and the period during which the director has served. In connection with the consummation of the Combination, each of the individuals listed below resigned as a director of the company effective upon the consummation of the Combination on March 15, 1995. William T. Vinson, Robert B. Corlett, Carol R. Marshall, Robert E. Rulon and Walter E. Skowronski, all officers of Lockheed Martin Corporation and the company, were elected directors of the company upon consummation of the Combination. Their biographies are set forth below under "Executive Officers of the Registrant."

                                              PRINCIPAL BUSINESS EXPERIENCE
                                                DURING PAST FIVE YEARS AND                 DIRECTOR
          NAME             AGE                      OTHER INFORMATION                       SINCE
          ----             ---                -----------------------------                --------
Lynne V. Cheney            53     W. H. Brady, Jr., Distinguished Fellow at the American     1994
                                  Enterprise Institute for Public Policy Research, an
                                  independent, nonpartisan organization sponsoring
                                  original research on domestic and international
                                  economic policy, foreign and defense policy, and
                                  social and political issues since 1992; served as
                                  Chairman of the National Endowment for the Humanities,
                                  an independent federal agency supporting education,
                                  research, preservation, and public programs in
                                  humanities, 1986-1992; director of Reader's Digest
                                  Association, Inc., IDS Mutual Fund Group, and The
                                  Interpublic Group of Companies, Inc.
Lodwrick M. Cook           66     Chairman of the Board of ARCO, a petroleum, coal, and      1991
                                  chemical company; served as Chief Executive Officer of
                                  ARCO from October 1985 to July 1994; served as a
                                  director of ARCO since 1980; served as an executive
                                  officer of ARCO since 1970; director of H. F. Ahmanson
                                  & Company; director of Home Savings of America and
                                  Chairman of the Board of Directors of ARCO Chemical
                                  Company
Houston I. Flournoy        65     Special Assistant to the President for Governmental        1976
                                  Affairs, University of Southern California,
                                  Sacramento, California, since August 1981; Professor
                                  of Public Administration, University of Southern
                                  California, Sacramento, California, 1981 to 1993;
                                  served as Vice President for Governmental Affairs,
                                  University of Southern California, Los Angeles, 1978
                                  to 1981; director of Fremont General Corporation,
                                  Fremont Investment and Loan Corporation, and Tosco
                                  Corporation
James F. Gibbons           63     Dean of the School of Engineering, Stanford                1985
                                  University, Stanford, California, since September
                                  1984; Professor of Electronics, Stanford University,
                                  since 1964; director of Raychem Corporation,
                                  Centrigram Communications Corporation, Cisco Systems
                                  Incorporated and El Paso Natural Gas Company.
Robert G. Kirby            69     Senior Partner, The Capital Group Partners L.P., since     1990
                                  1991; formerly Chairman of the Board of Capital
                                  Guardian Trust Company, a wholly-owned subsidiary of
                                  The Capital Group, Inc., an investment manager for
                                  pension funds and mutual funds, 1976 to 1991; director
                                  of Capital Guardian Trust Company and Quiksilver Inc.;
                                  member of Board of Governors of the Pacific Stock
                                  Exchange, Incorporated

                                              PRINCIPAL BUSINESS EXPERIENCE
                                                DURING PAST FIVE YEARS AND                 DIRECTOR
          NAME             AGE                      OTHER INFORMATION                       SINCE
-------------------------  ---    ------------------------------------------------------   --------
Lawrence O. Kitchen        71     Chairman of the Executive Committee of the Corporation     1975
                                  since January 1, 1989; served as Chairman of the Board
                                  and Chief Executive Officer of the Corporation, 1986
                                  to 1988; served as President and Chief Operating
                                  Officer of the Corporation, 1975 to 1985; serves on
                                  the Advisory Board of the Industrial Bank of Japan;
                                  director of Kendall-Jackson Winery, Ltd.
Vincent N. Marafino        64     Vice Chairman of the Board and Chief Financial and         1980
                                  Administrative Officer of the Corporation since August
                                  1, 1988; served as Executive Vice President -- Chief
                                  Financial and Administrative Officer of the
                                  Corporation, 1983 to 1988; served as an executive
                                  officer of the Corporation since 1971
J. J. Pinola               69     Served as Chairman of the Board and Chief Executive        1983
                                  Officer of First Interstate Bancorp, 1978 to 1990;
                                  director of First Interstate Bancorp, several First
                                  Interstate subsidiaries, SCEcorp, and Southern
                                  California Edison Company
David S. Potter            69     Served as Chairman of the Board of John Fluke              1987
                                  Manufacturing Company, Inc., an electronic instrument
                                  and sensor firm, Everett, Washington, 1990-1991;
                                  retired Vice President and Group Executive of General
                                  Motors Corporation; served as Vice President of
                                  General Motors Corporation, 1976 to 1985; director of
                                  John Fluke Manufacturing Company, Inc.
Frank Savage               56     Chairman, Alliance Capital Management International,       1990
                                  an investment management company, since 1994; Senior
                                  Vice President of The Equitable Life Assurance Society
                                  of the United States since 1987; Chairman of the Board
                                  of Alliance Corporate Finance Group, Inc. since 1993;
                                  Chairman of the Board of Equitable Capital Management
                                  Corporation, 1992-1993; and Vice Chairman of the Board
                                  of Equitable Capital Management Corporation,
                                  1986-1992; director of Alliance Capital Management
                                  Corporation, ARCO Chemical Company, Lexmark Cor-
                                  poration and Essence Communications, Inc.; trustee of
                                  Johns Hopkins University and Howard University; member
                                  of the Council on Foreign Relations; director of the
                                  Boys Choir of Harlem, New York Philharmonic; and
                                  former U.S. Presidential appointee to the Board of
                                  Directors of U.S. Synthetic Fuels Corporation
Daniel M. Tellep           63     Chairman of the Board and Chief Executive Officer of       1987
                                  the Corporation since January 1, 1989; served as
                                  President of the Corporation, August 1988 to December
                                  1988; served as Group President -- Missiles and Space
                                  Systems of the Corporation, 1986 to 1988, and
                                  President, Lockheed Missiles & Space Company, Inc., a
                                  wholly-owned subsidiary of the Corporation, 1984 to
                                  1988; served as an executive officer of the
                                  Corporation since March 1983; director of First
                                  Interstate Bancorp, Southern California Edison
                                  Company, and SCEcorp.
Carlisle A. H. Trost       64     Retired Admiral, U.S. Navy, 1990; Chief of Naval           1990
                                  Operations, United States Navy, 1986-1990; also served
                                  as Commander in Chief, U.S. Atlantic Fleet, Commander
                                  U.S. Seventh Fleet, and Deputy Commander in Chief of
                                  the U.S. Pacific Fleet; director of Louisiana Land and
                                  Exploration Company, General Public Utilities Corp.,
                                  and General Public Utilities -- Nuclear Corp., General
                                  Dynamics Corporation, Burdeshaw Associates Ltd.,
                                  Precision Components Corporation, and Bird-Johnson
                                  Company; and Trustee of the U.S. Navy Academy
                                  Foundation

                                              PRINCIPAL BUSINESS EXPERIENCE
                                                DURING PAST FIVE YEARS AND                 DIRECTOR
          NAME             AGE                      OTHER INFORMATION                       SINCE
          ----             ---                -----------------------------                --------
James R. Ukropina          57     Partner, O'Melveny & Myers, a law firm, Los Angeles,       1988
                                  California, since 1992; former Chairman of the Board
                                  and Chief Executive Officer of Pacific Enterprises, a
                                  diversified holding company, 1989 to 1991; served as
                                  President of Pacific Enterprises, 1986 to 1989; served
                                  as Executive Vice President and General Counsel of
                                  Pacific Lighting Corporation, 1984 to 1986; director
                                  of Pacific Mutual Life Insurance Company and member of
                                  the Board of Trustees of Stanford University
Douglas C. Yearley         58     Chairman of the Board, President and Chief Executive       1990
                                  Officer of Phelps Dodge Corporation, a producer of
                                  copper and copper products, carbon blacks, and wheels
                                  and rims for medium and heavy trucks, Phoenix,
                                  Arizona, serving as Chairman and Chief Executive
                                  Officer since 1989 and President since 1991; served as
                                  Executive Vice President of Phelps Dodge Corporation
                                  from 1987 to 1989; served as President of Phelps Dodge
                                  Industries, a division of Phelps Dodge Corporation,
                                  from 1988 to 1990; served as Senior Vice President of
                                  Phelps Dodge Corporation from 1982 to 1986; director
                                  of Phelps Dodge Corporation, J.P. Morgan & Co.
                                  Incorporated, Morgan Guaranty Trust Company of New
                                  York and USX Corporation

COMPENSATION OF DIRECTORS

     The Corporation's standard arrangement with respect to remuneration of non-employee Directors includes an annual cash payment of $25,000 and payment of $1,000 for each meeting of the Board of Directors or a committee of the Board of Directors attended by a Director. Under a deferred compensation plan, all or a portion of such remuneration may be deferred to periods following the time a participant ceases to be a Director. The Corporation has established a trust for the purpose of securing such deferred cash amounts. In addition, $5,000 is paid annually on behalf of each non-employee Director to a trust maintained under the deferred compensation plan for the purpose of purchasing Common Stock on the open market for the benefit of such non-employee Directors. Prior to 1993, Directors could also direct a portion of the annual cash payment and meeting fees to the trust for the purchase of Common Stock. Stock held by the trust is distributable after a participant ceases to be a Director. The Corporation has amended the deferred compensation plan so as to continue the deferral of the cash and stock balances of those Directors who became members of the Lockheed Martin Board of Directors until after they cease to be members of the Lockheed Martin Board. Each share of Lockheed Common Stock held by the trust was exchanged for 1.63 shares of Lockheed Martin Common Stock upon consummation of the Combination.

     Non-employee Directors who have ceased to be Directors and who have reached age 65 with five or more years of service on the Board of Directors are entitled to receive an annual retirement benefit equal to the amount of the annual fee, including the portion contributed to the trust for the purchase of Common Stock, in effect on the date the Director ceases to be a Director. Unless a Director elects an equivalent lump sum payment, the benefits are payable monthly to the retired Director or the Director's surviving spouse for a period equal to the number of years (including any partial year), up to 20, that the Director served on the Board of Directors. The Corporation has established a trust for the purpose of securing benefits provided under this plan. The Corporation has amended the retirement plan so as to (i) vest all benefits under the plan but not otherwise increase the amount or duration of the benefits and (ii) make the benefits payable on the latter of leaving the Board of Directors or the Board of Directors of Lockheed Martin. As a result of the consummation of the Combination, Directors Kirby, Savage, Trost and Yearley, each with slightly over four years of service, became entitled to receive a monthly benefit of $2,500 for five years, payable as described in clause (ii) above. Similarly, Directors Cheney and Cook became entitled to receive the same benefit for two years and four years, respectively, based on service of approximately one year and 3 3/4 years, respectively.

     During the Corporation's last fiscal year, the Corporation paid Mr. Kitchen $50,000 in consideration for consultant services rendered to the Corporation in 1994 in regard to various operating and strategic matters.

COMMITTEES OF THE BOARD OF DIRECTORS

     Prior to the consummation of the Combination, the Board of Directors had standing Audit, Management Development and Compensation, and Nominating committees.

     The Audit Committee was composed of Messrs. Flournoy, Kirby, Pinola, Potter, and Ukropina.

     The Management Development and Compensation Committee (the "Compensation Committee") was composed of Messrs. Cook, Gibbons, Pinola, Potter, and Yearley.

     The Nominating Committee was composed of Messrs. Cook, Gibbons, Kirby, Pinola, Savage, and Trost.

     Other committees of the Board of Directors consisted of the Executive Committee composed of Messrs. Kirby, Kitchen, Pinola, Potter, Tellep, and Ukropina and the Finance Committee composed of Messrs. Flournoy, Kitchen, Marafino, Pinola, Savage, Trost, Ukropina, and Yearley.

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of February 1, 1995, the following individuals were executive officers of the company. Information relating to the ages and five-year position history of these individuals is listed below. No family relationship between officers exists. There were no arrangements or understandings between any officer and any other person pursuant to which he was selected as an officer.

     D. M. Tellep, 63, Chairman of the Board and Chief Executive Officer since 1-1-89; Director since 1987.

     V. N. Marafino, 64, Vice Chairman of the Board and Chief Financial and Administrative Officer since 8-1-88; Director since 1980.

     V. D. Coffman, 50, Executive Vice President since 3-2-92. He was Vice President from 10-3-88 to 3-2-92; President -- Space Systems Division, Lockheed Missiles & Space Company, Inc., from 10-3-88 to 3-2-92. He was a Vice President of Lockheed Missiles & Space Company, Inc., from 8-3-85 to 3-2-92 and an employee of that company since 1967.

     K. W. Cannestra, 64, President -- Aeronautical Systems Group since 11-7-88.

     V. P. Peline, 64, President -- Electronic Systems Group since 3-2-87.

     R. B. Young Jr., 60, Vice President since 4-4-83; President -- Technology Services Group since 7-1-92; he was President -- Lockheed Engineering & Sciences Company from 12-10-79 until 7-1-92.

     D. O. Allen, 58, Vice President -- Information and Administrative Services since 5-12-87.

     M. S. Araki, 63, Executive Vice President, Missiles and Space Systems Group and Executive Vice President -- Lockheed Missiles & Space Company, Inc., since 10-3-88.

     J. A. Blackwell, 54, Vice President since 4-28-93; and
President -- Lockheed Aeronautical Systems Company since 4-28-93. He has been an executive employee of Lockheed Aeronautical Systems Company since 9-27-86.

     H. T. Bowling, 60, President -- Lockheed Aircraft Service Company since 2-6-89. He was Executive Vice President and General Manager -- Lockheed Aeronautical Systems Company - Ontario from 9-3-87 until 2-6-89.

     R. P. Caren, 62, Vice President -- Science and Engineering since 1-1-88.

     R. K. Cook, 63, Senior Vice President -- Washington Area since 8-1-94. He was Vice President -- Washington Area from 5-1-73 until 8-1-94.

     R. B. Corlett, 55, Vice President -- Human Resources since 3-1-91. He was an employee of Lockheed Advanced Development Company from 5-21-90 until 3-1-91, and an employee of Lockheed Aeronautical Systems Company from 5-28-87 until 5-21-90.

     J. F. Egan, 59, Vice President -- Corporate Development since 4-5-93; Vice President, Planning and Technology -- Electronic Systems Group from 12-27-86 until 4-5-92.

     G. R. England, 57, Vice President since 3-1-93; and President -- Lockheed Fort Worth Company since 3-1-93. From 1975 until 3-1-93 he was an executive employee of General Dynamics Corporation.

     B. E. Ewing, 50, Vice President since 3-1-93; and Vice President Aircraft Programs Operations -- Lockheed Fort Worth Company since 3-1-93. From 1-19-81 until 3-1-93 he was an employee of General Dynamics Corporation.

     R. R. Finkbiner, 55, Vice President -- Contracts and Pricing since 8-3-92. He has been an employee of Lockheed Corporation since 3-19-90. From 1987 until 3-19-90 he was an employee of Ernst & Young.

     J. S. Gordon, 54, Vice President, and President -- Lockheed Advanced Development Company, since 3-1-94. From 12-8-90 until 3-1-94 he was Executive Vice President of Lockheed Advanced Development Company, and has been an employee of that company since 8-5-63.

     D. M. Hancock, 53, Vice President since 3-1-93; and Vice President and F-16 Program Director -- Lockheed Fort Worth Company since 3-1-93. From 1966 until 3-1-93 he was an employee of General Dynamics Corporation.

     K. N. Hollander, 53, Vice President -- International Business Development since 7-1-90. From 1988 until 7-1-90 he was an employee of Ford Aerospace, Inc.

     J. R. Kreick, 50, Vice President since 1-1-88; President -- Lockheed Sanders, Inc., since 1-1-90; President -- Sanders Associates, Inc., from 1-1-88 until 1-1-90.

     J. F. Manuel, 55, Vice President -- Domestic Business Development since 4-5-93. He was Staff Vice President -- Domestic Business Development from 5-4-91 until 4-5-93; and has been an employee of the Corporation since 9-12-79.

     C. R. Marshall, 41, Vice President -- Secretary and Assistant General Counsel since 1-1-92. From 7-25-86 until 1-1-92 she was a Corporate Counsel for the Corporation.

     J. S. McLellan, 53, Vice President, and Executive Vice
President -- Lockheed Aeronautical Systems Company, since 3-7-94. From 2-22-92 until 3-7-94 he was President -- Lockheed Aircraft Service Company, Executive Vice President from 4-2-89 until 2-22-92, and had been an employee of that company since 6-1-65.

     L. D. Montague, 61, Vice President; and President -- Missile Systems Division, Lockheed Missiles & Space Company, Inc., since 5-9-89. He has been an executive employee of Lockheed Missiles & Space Company, Inc., since 2-19-77.

     G. T. Oppliger, 58, Vice President since 6-3-91; and President -- Lockheed Space Operations Company, Inc., since 8-1-91. He has been an employee of Lockheed Space Operations Company, Inc., since 6-22-85.

     R. P. Parten, 59, Vice President; and President -- Lockheed Engineering and Sciences Company since 7-1-92. He has been an executive of that company since 7-1-85.

     S. M. Pearce, 57, Vice President -- Corporate Communications since 7-17-90. From 1979 until 7-17-90 she was an employee of Ford Aerospace, Inc.

     J. B. Reagan, 60, Vice President; and Vice President and Assistant General Manager -- Research and Development Division, Lockheed Missiles & Space Company, Inc., since 1-1-91. He has been an employee of Lockheed Missiles & Space Company, Inc., since 1959.

     P. C. Reynolds, 61, Assistant Treasurer since 10-5-92. He has been an employee of Lockheed Corporation since 1960.

     R. E. Rulon, 52, Vice President and Controller since 2-3-92. He was Vice President -- Internal Audit from 8-6-90 until 2-3-92, and has been an executive employee of Lockheed Corporation since 1981.

     C. R. Scanlan, 60, Vice President since 1-2-90; Executive Vice President, Missiles and Space Systems Group and Executive Vice President, Lockheed Missiles & Space Company, Inc., since 1-2-90. He has been an employee of Lockheed Missiles & Space Company, Inc., since 1961.

     W. E. Skowronski, 46, Vice President and Treasurer since 9-18-92. He was Staff Vice President -- Investor Relations from 1-2-90 until 9-18-92. He was Assistant Treasurer of Boston Edison Company from 8-8-83 until 1-2-90.

     W. R. Sorenson, 53, Vice President -- Operations since 1-1-92. He was Staff Vice President -- Manufacturing from 1-2-91 until 1-1-92. From 3-31-81 until 1-2-91 he was an employee of Lockheed Aeronautical Systems Company.

     D. F. Tang, 61, Vice President since 10-7-91; President -- Space Systems Division, Lockheed Missiles & Space Company, Inc., since 3-2-92. He was Vice President and Assistant General Manager -- Space Systems Division of Lockheed Missiles & Space Company, Inc. from 11-19-88 until 3-2-92.

     R. E. Tokerud, 58, Vice President since 2-1-93; and President -- Lockheed Support Systems, Inc., since 9-2-89. He has been an employee of the Corporation since 4-12-65.

     A. G. Van Schaick, 49, Vice President since 6-1-84; and Vice President Business Operations -- Aeronautical Systems Group since 8-17-92. From 7-1-85 until 8-17-92 he was Vice President and Treasurer of the Corporation.

     W. T. Vinson, 51, Vice President and General Counsel since 1-1-92. From 1-2-90 until 1-1-92 he was Vice President, Secretary and Assistant General Counsel. From 7-1-75 until 1-2-90 he was an employee of Lockheed Missiles & Space Company, Inc.

COMPLIANCE WITH SECTION 16(A) OF SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers, and persons who own more than ten percent of a registered class of the Corporation's equity securities, to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Corporation. Based solely on the Corporation's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years, the Corporation believes that all its officers and directors complied with all filing requirements applicable to them with respect to transactions during fiscal 1994. However, U.S. Trust Company of California, as trustee of the Lockheed (ESOP feature) Trust did not file a Form 4 for a transaction in October 1994 during a period of personnel transition. A Form 5 reflecting this transaction was filed on February 8, 1995.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following Summary Compensation Table sets forth the compensation for services in all capacities earned by each of the Corporation's Chairman and Chief Executive Officer and the other four most highly compensated executive officers of the Corporation and its subsidiaries (the "named executive officers") during the three fiscal years ended December 25, 1994.

                           SUMMARY COMPENSATION TABLE

                                                                                                LONG TERM
                                                                                              COMPENSATION
                                                                                         -----------------------
                                                      ANNUAL COMPENSATION                  AWARDS
                                          -------------------------------------------    -----------    PAYOUTS
                                                                            OTHER        SECURITIES     --------
                                                                           ANNUAL        UNDERLYING       LTIP       ALL OTHER
              NAME OF AND                          SALARY     BONUS     COMPENSATION       OPTIONS      PAYOUTS    COMPENSATION
           PRINCIPAL POSITION             YEAR     ($)(A)     ($)(B)       ($)(C)            (#)         ($)(D)       ($)(E)
          -------------------             -----   --------   --------   -------------    -----------    --------   -------------
D. M. Tellep                               1994    820,000    800,000        --             60,000       513,713       39,434
  Chairman of the Board and                1993    762,500    650,000        --             60,000       203,318       36,746
  Chief Executive Officer                  1992    750,000    600,000        --             40,000        95,196       36,692
V. N. Marafino                             1994    643,750    600,000        --             30,000       406,866       30,933
  Vice Chairman of the Board and Chief     1993    612,500    525,000        --             30,000       161,539       29,428
  Financial and Administrative Officer     1992    638,346    475,000        --             30,000        77,574       28,491
V. D. Coffman                              1994    411,250    350,000        --             15,000       158,702       19,763
  Executive Vice President                 1993    382,500    300,000        --             15,000        47,533       66,051
                                           1992    350,719    200,000        --              8,100        15,960       10,964
K. W. Cannestra                            1994    356,750    338,000        --             15,000       164,047       17,081
  Group President --                       1993    330,769    285,000        --             13,000        62,762       15,305
  Aeronautical Systems                     1992    312,115    189,000        --             15,000        29,904       14,345
V. P. Peline                               1994    311,250    285,000        --             14,000       155,706       14,963
  Group President --                       1993    293,750    235,000        --             13,000        62,046       14,114
  Electronic Systems                       1992    278,750    233,000        --             15,000        30,363       13,634

---------------

(a) Base salary increases are generally effective in September of each year. Amounts therefore can reflect a base salary earned for 75% of the year and an increased base salary earned for 25% of the year. Mr. Cannestra received a salary increase in March 1993 in connection with his assumption of expanded responsibilities.

(b) Reported amounts include awards for 1994 performance that were paid in early 1995 to Messrs. Coffman, Cannestra, and Peline under the Corporation's Management Incentive Compensation Plan ("MICP"). Payment of MICP awards for 1993 and 1994 made to Messrs. Tellep and Marafino has been deferred and may be made in accordance with the provisions of the Corporation's Deferred Management Incentive Compensation Plan, which provides for interest on deferred amounts and payment in either a single sum or installments, as elected by the participant.

(c) Other Annual Compensation in the form of the value of certain perquisites did not, in the aggregate, exceed the lower of $50,000 or 10% of the aggregate 1994 salary and bonus compensation of any of the named executives.

(d) Amounts reported include Long-Term Performance Plan awards for the period 1991-1993 which were paid in 1994.

(e) 1994 amounts include the Corporation's contributions to the qualified savings plan for Messrs. Tellep, Marafino, Coffman, Cannestra, and Peline of $5,397; $11,250; $5,397; $11,254; and $11,250, respectively; and the
     Corporation's contributions to the non-qualified supplemental plan of $5,397; $19,683; $5,397; $5,827; and $3,714, respectively. Of the $66,051 shown for Mr. Coffman in 1993, $46,164 represents taxable relocation reimbursement and $1,500 represents non-taxable relocation reimbursement.

     The table below shows information regarding grants of stock options made to the named executive officers under the Corporation's 1992 Employee Stock Option Program during the fiscal year ended December 25, 1994. The Corporation did not grant any stock appreciation rights during the 1994 fiscal year. The amounts shown for each of the named executive officers as potential realizable values are based on arbitrarily assumed annualized rates of stock price appreciation of zero percent, five percent and ten percent over the full ten-year term of the options.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                     INDIVIDUAL GRANTS
                                    ----------------------------------------------------
                                    NUMBER OF
                                    SECURITIES    % OF TOTAL                               POTENTIAL REALIZABLE VALUE AT ASSUMED
                                    UNDERLYING     OPTIONS                                      ANNUAL RATES OF STOCK PRICE
                                     OPTIONS      GRANTED TO    EXERCISE OR                     APPRECIATION FOR OPTION TERM
                                     GRANTED     EMPLOYEES IN   BASE PRICE    EXPIRATION   --------------------------------------
               NAME                 (#)(A,B,C)   FISCAL YEAR      ($/SH)         DATE      0% ($)     5% ($)(D)      10% ($)(D)
----------------------------------  ----------   ------------   -----------   ----------   ------   -------------   -------------
D. M. Tellep......................    60,000       9.4           64.81         2/8/2004     0           2,445,520       6,197,427
V. N. Marafino....................    30,000       4.7           64.81         2/8/2004     0           1,222,760       3,098,713
V. D. Coffman.....................    15,000       2.3           64.81         2/8/2004     0             611,380       1,549,357
K. W. Cannestra...................    15,000       2.3           64.81         2/8/2004     0             611,380       1,549,357
V. P. Peline......................    14,000       2.2           64.81         2/8/2004     0             570,621       1,446,066
All Lockheed Stockholders(e)......        --        --             --             --        0       2,577,240,551   6,531,233,566

---------------

(a) Options granted pursuant to the Corporation's 1992 Employee Stock Option Program. The options were exercisable starting 12 months after the grant date with 50% of the shares covered thereby becoming exercisable at that time and with an additional 50% of the option shares becoming exercisable on the second anniversary date. The exercisability of all of the options was accelerated as a result of the Combination. The options were granted with an exercise price of 100% of fair market value on the date of grant and for a term of 10 years (subject to earlier termination at or 12 months after a termination of employment other than by reason of death, disability or retirement). A description of certain additional features of this Option Program is provided under the section herein entitled "Employee Stock Option Programs."

(b) Under the terms of this Option Program, the Compensation Committee retains discretion, subject to plan limits, to modify the terms of outstanding options and to reprice the options.

(c) The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares or by offset of the underlying shares, subject to certain conditions.

(d)  The potential realizable values shown are on a pre-tax basis.

(e) The stockholder amounts shown above do not include dividends, and are based on the market price and outstanding shares of Common Stock held by all stockholders (other than the Corporation) on the grant date.

     As of the consummation of the Combination, each outstanding option under the Option Program to purchase a share of Common Stock was converted into an option to purchase 1.63 shares of common stock of Lockheed Martin.

     THESE POTENTIAL REALIZABLE VALUES ARE BASED SOLELY ON ARBITRARILY ASSUMED RATES OF APPRECIATION REQUIRED BY APPLICABLE SEC REGULATIONS AND ARE NOT INTENDED TO FORECAST FUTURE APPRECIATION, IF ANY, OF THE COMMON STOCK. ACTUAL GAINS, IF ANY, ON OPTION EXERCISES AND COMMON STOCK HOLDINGS ARE DEPENDENT ON THE FUTURE PERFORMANCE OF THE COMMON STOCK, OVERALL STOCK MARKET CONDITIONS, AND OTHER FACTORS. THERE CAN BE NO ASSURANCE THAT THE POTENTIAL REALIZABLE VALUES SHOWN IN THIS TABLE WILL BE ACHIEVED.

     The following table sets forth information concerning the exercise of stock options during the 1994 fiscal year by each of the named executive officers and the fiscal year-end spread on unexercised "in-the-money" options. No stock appreciation rights were exercised in 1994 by the named executive officers or held by them at fiscal year-end.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUE

                                                                          NUMBER OF
                                                                          SECURITIES
                                                                          UNDERLYING    VALUE OF UNEXERCISED
                                                                         UNEXERCISED        IN-THE-MONEY
                                                                           OPTIONS            OPTIONS
                                                                          AT FY-END          AT FY-END
                                                                             (#)               ($)(A)
                                                              VALUE      ------------   --------------------
                                         SHARES ACQUIRED   REALIZED(A)   EXERCISABLE/       EXERCISABLE/
    NAME                                 ON EXERCISE(#)        ($)       UNEXERCISABLE     UNEXERCISABLE
    ----                                 ---------------   -----------   ------------   --------------------
D. M. Tellep...........................        7,500          197,812       223,933/          6,196,143/
                                                                             90,000             798,975
V. N. Marafino.........................            0                0       175,998/          5,037,132/
                                                                             45,000             399,487
V. D. Coffman..........................            0                0        38,409/          1,017,218/
                                                                             22,500             199,743
K. W. Cannestra........................            0                0        37,332/          1,020,794/
                                                                             21,500             186,866
V. P. Peline...........................        5,500          143,000        88,895/          2,549,778/
                                                                             20,500             179,988

---------------

(a) Market value of underlying securities at exercise date or year-end, as the case may be, minus the exercise or base price of "in-the-money" options. "Value Realized" and "Value of Unexercised In-the-Money Options" are on a pre-tax basis.

       The following table sets forth information concerning individual awards for the Long Term Performance Plan (the "LTPP") cycle beginning in the 1994 fiscal year for the 1994-1996 LTPP Cycle for each of the named executive officers. The plan was terminated as of March 15, 1995 upon consummation of the Combination.

              LONG TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

                                                                      ESTIMATED FUTURE PAYOUTS
                                           PERFORMANCE OR      UNDER NON-STOCK PRICE BASED PLANS(A, B)
                                            OTHER PERIOD       ---------------------------------------
                                          UNTIL MATURATION     THRESHOLD       TARGET         MAXIMUM
    NAME                                    OF PAYOUT(B)          ($)            ($)            ($)
    ----                                  ----------------     ---------       -------       ---------
D. M. Tellep............................       3 years             0           500,421       1,000,842
V. N. Marafino..........................       3 years             0           390,405         780,810
V. D. Coffman...........................       3 years             0           199,710         399,420
K. W. Cannestra.........................       3 years             0           174,883         349,766
V. P. Peline............................       3 years             0           151,577         303,154

---------------

(a) Awards under the LTPP are based upon a combination of factors including (i) the Corporation's absolute percentage gain in total stockholder value as compared to an absolute target approved by the Compensation Committee, and
    (ii) the Corporation's investment value relative to a peer group investment value.

(b) As described below, the LTPP was terminated upon consummation of the Combination.

     The LTPP was terminated upon consummation of the Combination on March 15, 1995. Under the terms of the LTPP, the participants were entitled to prorated awards for compensation earned up to the date the Combination was consummated for each performance cycle terminated prior to the end of the three year period, with the awards calculated as if the pre-established targets had been obtained. The total prorated payments for the 1993-1995 LTPP cycle and the 1994-1996 cycle for each of the named executive officers were: D. M. Tellep ($555,770), V. N. Marafino ($437,077), V. D. Coffman ($222,154), K. W. Cannestra ($193,154), and
V. P. Peline ($169,138). A new LTPP was instituted March 16, 1995 under which participants may, based upon future performance, attain previously established target awards or maximums.

INCENTIVE COMPENSATION PLAN

     The Corporation's Management Incentive Compensation Plan provides for incentive compensation payments to certain management employees selected by the Compensation Committee, which administers the plan. Approximately 975 employees are eligible to participate in this plan. The award of incentive compensation, if any, is made on an annual basis, generally during the first quarter of the year following the year during which the services on which the award is based were performed, although the Compensation Committee may defer payment of any individual participant's award. The aggregate amount of awards, if any, made under this plan is at the discretion of the Board of Directors following the recommendation of the Compensation Committee. Individual awards are typically determined by a formula which takes into consideration the performance of the employee and the operating company or organization to which the employee is assigned during the year in respect of which the award is earned. Companies are measured against specific financial objectives such as pre-tax earnings, cash flow management, and funded sign-ups. Also measured are other significant operational objectives. Subject to certain conditions, an employee may defer the payment of all or a portion of an award. The Corporation has established a trust for the purpose of securing payments of such deferred amounts. All amounts accumulated and unpaid under this plan must be paid by the Corporation in a lump sum within fifteen calendar days following a change in control, as defined. The Combination was not a change in control for purposes of this plan.

SALARIED EMPLOYEE SAVINGS PLAN

     The Corporation's Savings Plan is available to substantially all salaried employees of the Corporation and its subsidiaries. Approximately 50,000 employees, including officers and key employees, participate in the Plan. The Savings Plan is intended to qualify under Sections 401(k) and 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Savings Plan, participants may elect to defer receipt of 2% to 12% of their regular compensation and have it contributed to the Savings Plan or make such contributions on an after-tax basis (the "Participant's Contribution"). The Corporation presently matches 60% of the first 8% of compensation contributed on behalf of the employee (the "Matching Contribution"). Under the Code, a maximum of $9,240 (subject to annual indexing adjustments) can be deferred under the Savings Plan in 1994. All amounts contributed to the Savings Plan by participants in excess of such maximum limitation are not treated as deferred compensation.

     All contributions are paid to a trustee and invested for the benefit of the participant. Participant Contributions are invested either entirely in a Bond Fund, a Securities Fund or a Short Term Investment Fund, or in a combination thereof, as specified by the individual participant. Alternatively, a participant may specify that 25% of such contributions be invested in Common Stock. 50% of the Corporation's Matching Contributions is invested in Common Stock and the remaining 50% is invested in the same funds as the Participant's Contribution.

     Effective March 27, 1989, the Corporation amended the Savings Plan to create the Lockheed (ESOP Feature) Trust (the "ESOP Trust") to fund a portion of the Corporation's Matching Contributions. On April 4, 1989, the Corporation sold to the ESOP Trust 10,613,458 shares of the Common Stock for an aggregate purchase price of $500 million. The purchase price was borrowed by the ESOP Trust and will be repaid over fifteen years, with release of shares from a suspense account to participants in the plan over that period as the loan is repaid. The Common Stock portion of the Corporation's Matching Contributions is fulfilled, in part, with the stock allocated from the suspense account (approximately 710,000 shares per year). The balance of the stock portion of the Corporation's Matching Contributions is fulfilled through purchases of Common Stock on the open market or from participants who terminate their employment by retirement or otherwise. 3,000 shares of Common Stock were purchased on the open market by the ESOP Trust in 1994. Participants' accounts become distributable to participants upon termination of employment, except that all or portions of the Corporation's Matching Contributions are forfeited under certain circumstances. In 1994 the ESOP Trust also sold on the open market 519,000 shares purchased from participants who terminated their employment by retirement or otherwise.

     The Savings Plan provides that the participants may instruct the ESOP Trust trustee to vote the shares allocated to their accounts and may separately instruct the ESOP Trust trustee to vote a proportionate amount of the unallocated shares held by the ESOP Trust. With respect to any allocated shares held by the ESOP Trust for which instructions are not received, the ESOP Trust trustee may vote such shares in its discretion. All unallocated shares held by the ESOP Trust are to be voted by the ESOP Trust trustee on the same basis as unallocated shares for which instructions are received.

     Because of the limitations on annual contributions to the Savings Plan contained in the Code, certain employees are not allowed to elect to contribute the maximum 12% of compensation otherwise permitted by the Savings Plan. In order to afford to such employees approximately equivalent benefits of such full participation, the Board of Directors has authorized a supplemental plan in which these employees may participate. This plan provides for the payment upon termination of employment, subject to restrictions similar to those contained in the Savings Plan, of amounts deferred by the employee in excess of the Code's deferral limit, the Corporation's Matching Contributions and the income on both. The Corporation has established a trust for the purpose of securing the payment of the benefits provided under this plan. All amounts accumulated and unpaid under this supplemental plan must be paid by the Corporation in a lump sum within fifteen calendar days following a change in control, as defined. The Combination was not a change in control for purposes of this plan.

RETIREMENT PLAN

     The Corporation's salaried employees retirement plan, which covers certain executive officers and most salaried employees, is noncontributory and provides that those employees meeting certain age and service requirements shall be entitled to certain benefits in the event of normal, early, disability, or deferred retirement. The plan also allows payment of benefits to a deceased employee's surviving spouse, provided that certain conditions are met. The amount of retirement benefits received by a retiree is subject to adjustment if one of several available optional payment arrangements is selected. The plan also provides for certain death benefits payable to designated beneficiaries of eligible retirees. The calculation of retirement benefits for the named executives is by a formula which includes years of credited service and average pay (salary plus bonus as set forth in the Summary Compensation Table) for the highest five consecutive years of the last ten years of employment with the Corporation preceding retirement.

     The plan protects the benefits of participants and retirees thereunder in the event of a non-Board approved change in control of the Corporation, as defined. The plan generally provides that (i) the plan may not be terminated and the benefits payable thereunder may not be adversely modified for a period of two years following such change in control; (ii) the plan may not be merged or consolidated with an underfunded plan during the five-year period following such change in control; and (iii) if the plan is terminated within the five-year period following such change in control, any surplus assets remaining after satisfaction of all plan liabilities, taxes and other rightful claims of the U.S. government shall be transferred to a trust and applied solely to the payment of certain employee benefits otherwise payable to employees and retirees (e.g., retiree medical benefits), which trust shall remain in existence at least until the expiration of such five-year term. In addition, during the five-year period following such change in control, the plan may not invest in securities issued by the Corporation or any entity in which 10% or more of the equity interests are held in the aggregate by officers, directors, or 5% stockholders of the Corporation or any of their affiliates.

     The maximum benefits under the plan are subject to the limitations from time to time in effect under the Code. In order to provide certain employees with a retirement benefit equal to that which they would have received in the absence of such limitations, the Board of Directors has authorized a supplemental retirement plan for the employees who are subject to such limitations. This supplemental plan provides for the payment of the difference between the actual benefits payable under the salaried employees retirement plan and the benefits that would have been payable under that plan except for such limitations. The Board of Directors has also authorized a supplemental retirement plan under which employees who are participants in the Management Incentive Compensation Plan will receive an additional retirement benefit in the amount of the difference between their benefit under the salaried employees retirement plan and what their benefit would be if the portion of their awards under the Management Incentive Compensation Plan not taken into account in determining such benefit due to certain Code limitations were taken into account and without regard to certain other limitations imposed by the Code. The additional benefit payable under each of these supplemental plans is calculated and payable in the same manner as the employee's benefit under the salaried employees retirement plan; except that each supplemental retirement plan provides that participants may elect a lump sum payment in lieu of annuity payments and any participant in such plans at the time of a change in control of the Corporation, as defined, will receive the actuarial equivalent of such benefits in a lump sum payable by the Corporation within thirty calendar days following the change in control. The Corporation has established a trust for the purpose of securing the payment of benefits provided under these plans. The Combination was not a change in control for purposes of these plans.

     The following table sets forth estimated annual pension benefits under the salaried employees retirement plan and the supplemental plans on a single life annuity basis for representative years of credited service as defined in the salaried employees retirement plan.

     ESTIMATED RETIREMENT PLAN BENEFITS AT SELECTED COMPENSATION AND SERVICE
                                   CATEGORIES

                                      ESTIMATED ANNUAL PENSION FOR
FIVE-YEAR                       REPRESENTATIVE YEARS OF CREDITED SERVICE
 AVERAGE       ---------------------------------------------------------------------------
COMPENSATION      15           20           25           30           35            40
----------     --------     --------     --------     --------     --------     ----------
$  300,000     $ 66,910     $ 89,213     $111,516     $133,819     $156,122     $  178,620
   400,000       89,408      119,210      149,013      178,816      208,618        238,616
   500,000      111,906      149,208      186,510      223,812      261,114        298,611
   600,000      134,406      179,208      224,010      268,812      313,614        358,606
   700,000      156,902      209,203      261,504      313,805      366,106        418,601
   800,000      179,041      239,201      299,001      358,801      418,601        478,597
   900,000      201,899      269,198      336,498      403,798      471,097        538,592
 1,000,000      224,397      299,196      373,995      448,794      523,593        598,587
 1,100,000      246,895      329,194      411,492      493,790      576,089        658,582
 1,200,000      269,393      359,191      448,989      538,787      628,585        718,582
 1,300,000      291,893      389,191      486,489      583,787      681,085        778,577
 1,400,000      314,392      419,189      523,986      628,783      733,580        838,573
 1,500,000      336,890      449,186      561,483      673,780      786,076        898,568
 1,600,000      359,388      479,184      598,980      718,776      838,572        958,563
 1,700,000      381,886      509,182      636,477      736,772      891,068      1,018,558

     Such benefits are not subject to any deduction for Social Security benefits or other offset amounts. Messrs. Tellep, Marafino, Coffman, Cannestra, and Peline have approximately 39, 35, 27, 32, and 36 years of credited service under the plan, respectively.

TERMINATION BENEFITS AGREEMENTS

     In 1991, Lockheed entered into revised severance agreements (the "Termination Benefits Agreements") with 23 of the current Board-elected executive officers, including Messrs. Tellep, Marafino, Coffman, Cannestra, and Peline. From January 1992 through March 1994, Lockheed entered into 14 additional Termination Benefits Agreements with certain executive officers when they were elected by the Lockheed

Board of Directors. The Termination Benefits Agreements provide for the payment of certain benefits described below if, within three years after the occurrence of certain events with respect to Lockheed (which are defined in the Termination Benefits Agreements and includes the Combination), the covered executive officer either (a) is terminated by Lockheed (other than on account of death, disability or retirement of the officer or for "cause," defined in the Termination Benefits Agreements to include, among other things, willful and continued failure to substantially perform his or her duties, or willful misfeasance or gross negligence related to his or her employment) or (b) terminates his or her employment with Lockheed for "good reason" (as defined in the Termination Benefits Agreements to include, among other things, a reduction in base salary, bonus or certain other benefits, certain changes in status, duties or position with Lockheed or geographic relocation).

     Lockheed's Termination Benefits Agreements generally provide for a lump sum cash payment (the "Lump Sum Payment") equal to the sum of the following amounts: two times the officer's base annual salary at the time of the triggering event or termination, two times an amount determined by multiplying the officer's base salary by the average percentage of awards under the Lockheed Management Incentive Compensation Plan to base salary paid during the last two years, and the cash value of the officer's contingent award established under the Lockheed Long Term Performance Plan for each incomplete performance cycle as of the date of termination, calculated on the basis that all performance goals were fully attained and such performance cycles were completed in their entirety. The Termination Benefits Agreements also provide for a payment equal to the value of certain health and dental insurance plans and other fringe benefits as in effect prior to the change in control for a two-year period following termination. Additional benefits provided by the Termination Benefits Agreements include the vesting of all retirement benefits and the addition of two years of credited service under Lockheed's salaried retirement plans and the entitlement to two additional years of matching contributions under Lockheed's savings plans. If the officer attains age 65 within two years of termination of employment, certain benefits under the Termination Benefits Agreement will be pro-rated accordingly. If the officer obtains other employment, the Lump Sum Payment received on termination may be reduced if compensation received from the new employer exceeds fifty percent of the annualized salary and bonus included in the Lump Sum Payment, provided that in no event will the Lump Sum Payment be reduced to an amount less than one year's annual compensation. Benefits under the Termination Benefits Agreements may be subject to an excise tax payable by the officer, and may not be deductible by Lockheed, to the extent they exceed certain statutory limitations.

     Each of the Termination Benefits Agreements continues in effect through the end of the calendar year and is automatically extended on each January 1 thereafter for an additional year unless Lockheed gives the officer advance notice to the contrary. Stockholder approval of the Combination on March 15, 1995 triggered an automatic extension of the Termination Benefits Agreements to a date 36 months after such approval.

     The severance policy of Lockheed with respect to executive officers as reflected in the Termination Benefit Agreements was approved by an advisory vote of the stockholders of Lockheed in April 1991.

     As of March 15, 1995, three executive officers, including Messrs. Cannestra and Peline, had expressed an intention to claim benefits under these agreements.

EMPLOYEE STOCK OPTION PROGRAMS

     The Corporation's 1982 Employee Stock Purchase Program (the "1982 Program") and 1986 Employee Stock Purchase Program (the "1986 Program") and 1992 Employee Stock Option Program (the "1992 Program") initially authorized grants of options and stock appreciation rights to acquire up to 1,250,000 shares, 2,750,000 shares and 3,000,000 shares, respectively, of the Corporation's authorized but unissued Common Stock. Such grants are limited to officers and other key employees of the Corporation and its subsidiaries. Non-employee directors and members of the Compensation Committee are not eligible to participate in the 1982 Program, the 1986 Program or the 1992 Program. The number of shares subject to outstanding options theretofore granted under the 1982 Program and the number of shares authorized for grants under the 1982 Program were adjusted in accordance with their respective terms to reflect the three-for-one split of the Corporation's Common Stock which became effective on August 22, 1983.

     The 1982 Program, the 1986 Program and the 1992 Program are each composed of two separate stock option plans. The first plan provides for the grant of options intended to qualify as incentive stock options under Section 422A of the Code. Options granted under this incentive stock option plan cannot be accompanied by stock appreciation rights. The second plan provides for the grant of stock options that are not incentive stock options and that may, at the discretion of the Board of Directors, include the grant (at the time the option is granted or at any time during the option's term) of stock appreciation rights relating to options. A stock appreciation right, which cannot be exercised within the first six months of grant, relates to a particular option and extends to a specified number of shares that can be no more than 50% of the number of shares subject to the related option. The holder of an option with a companion stock appreciation right, accordingly, is able to purchase half the shares then exercisable under the stock option and receive payment, in cash or Common Stock, as determined by the Compensation Committee, on the remaining half equal to the appreciation in value of such shares since the date of such option grant.

     Grants under the 1982 Program and the 1986 Program were made by the Board of Directors after consideration of the recommendations of the Compensation Committee. Under the terms of the 1992 Program, grants are made by the Compensation Committee, which consists of non-employee directors who are not eligible to participate in the 1982 Program, the 1986 Program, or the 1992 Program. The 1982 Program, the 1986 Program and the 1992 Program provide that the option price may not be less than the fair market value of the Common Stock on the date of grant and that, except as otherwise determined by the Compensation Committee with respect to the 1986 Program and the 1992 Program, options may not be exercised prior to one year after the date of grant. The 1986 Program and the 1992 Program further provide that, if the Board of Directors determines that a change in control, as defined, has occurred or is about to occur, outstanding options and any companion stock appreciation rights, to the extent not exercisable, will become fully exercisable. No additional grants may be made under the 1982 Program which terminated on February 28, 1992.

     At March 1, 1995, 84,637, 1,145,348 and 1,559,250 shares of the
Corporation's Common Stock were reserved for issuance on exercise of options under the 1982 Program, the 1986 Program and 1992 Program, respectively. Upon consummation of the Combination, each option for a share of Lockheed common stock was converted to an option for 1.63 shares of Lockheed Martin common stock and all outstanding options became immediately exercisable. Subsequent to March 15, 1995, grants will no longer be made under these plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the number of shares of Lockheed Common Stock beneficially owned, as of December 31, 1994 unless otherwise indicated. The number of shares shown for each director and each of the named executive officers represent less than 1 percent of the shares of Lockheed Common Stock outstanding. The number of shares shown for all directors and executive officers as a group represented approximately 2.7 percent of the Lockheed Common Stock outstanding. Unless otherwise indicated, and except as such powers may be shared with their spouses, the individuals named below have sole voting and investment power with respect to the shares indicated below. Upon consummation of the Combination, each share of Lockheed common stock was converted into 1.63 shares of Lockheed Martin common stock.

                                                                             SHARES OF
                                                                              LOCKHEED
                                                                            COMMON STOCK
                                                                            BENEFICIALLY
          NAME                                                                 OWNED
          ----                                                              ------------
    K. W. Cannestra.....................................................     59,645(2)(3)
    Lynne V. Cheney.....................................................        451(1)(4)
    V. D. Coffman.......................................................     62,862(2)(3)
    Lodwrick M. Cook....................................................      1,414(1)
    Houston I. Flournoy.................................................      1,152(1)(5)
    James F. Gibbons....................................................      2,429(1)
    Robert G. Kirby.....................................................      1,577(1)
    Lawrence O. Kitchen.................................................     25,689(1)(2)
    Vincent N. Marafino.................................................    263,153(2)(3)
    V. P. Peline........................................................    115,937(2)(3)
    J. J. Pinola........................................................      1,152(1)(6)
    David S. Potter.....................................................      5,081(1)
    Frank Savage........................................................      1,518(1)
    Daniel M. Tellep....................................................    327,179(2)(3)
    Carlisle A. H. Trost................................................        748(1)
    James R. Ukropina...................................................      1,152(1)
    Douglas C. Yearley..................................................      1,152(1)
    All directors and executive officers as a group
      (50 individuals, including those named above).....................  1,619,778(7)

---------------

(1) Includes shares held in trust under Lockheed's directors deferred compensation plan. As of December 31, 1994, Directors Cheney, Cook, Flournoy, Gibbons, Kirby, Kitchen, Pinola, Potter, Savage, Trost, Ukropina and Yearley have been credited with 151; 1,414; 152; 1,429; 1,577; 152; 152;
    4,981; 768; 748; 152 and 152 shares, respectively, pursuant to such plan. The directors do not have or share voting or investment power for their respective shares held in the trust, except in the event of a tender offer.

(2) Shares of Lockheed Common Stock held beneficially by Messrs. Cannestra, Coffman, Kitchen, Marafino, Peline and Tellep include 58,832; 60,909; 21,000; 220,998; 109,395; and 313,933 shares, respectively, which are subject to options exercisable within 60 days of December 31, 1994 or upon consummation of the Combination.

(3) Includes shares held under the Lockheed Salaried Employees Savings Plan Plus, as of November 30, 1994. Messrs. Cannestra, Coffman, Marafino, Peline and Tellep have been credited with 813; 753; 1,029; 1,042 and 877 shares, respectively, pursuant to such plan.

(4) Includes 300 shares held in a trust of which Mrs. Cheney and her husband are trustees and with respect to which she has shared voting and investment power.

(5) Includes 350 shares held in trusts of which Mr. Flournoy and his wife are trustees and with respect to which he has shared voting and investment power.

(6) Includes 1,000 shares held in a trust of which Mr. Pinola and his wife are trustees and with respect to which he has shared voting and investment power.

(7) Includes 1,509,637 shares which are subject to presently exercisable options or options which will become exercisable upon consummation of the proposed business combination; 24,007 shares held as of November 30, 1994, by the Lockheed Savings Plan for the beneficial interest of officers; 11,828 shares held for the benefit of non-employee directors as of December 31, 1994, by the trustees of the Lockheed directors' deferred compensation plan and as to which such non-employee directors have no voting or investment power, other than as to a tender offer, and certain shares with respect to which the officers and directors disclaim beneficial ownership or do not have sole investment and voting power.

FIVE PERCENT STOCKHOLDERS

     The following table sets forth information with respect to the shares of Lockheed Common Stock which are held by persons known to Lockheed to be the beneficial owners of more than 5% of such stock. All information set forth in the following table is as of December 31, 1994, except as otherwise indicated. Each share of Lockheed Common Stock was converted on March 15, 1995 into a right to receive 1.63 shares of the common stock of Lockheed Martin.

                                                                                LOCKHEED
                                                                              COMMON STOCK
                                                                           BENEFICIALLY OWNED
                                                                         -----------------------
                                                                           NUMBER       PERCENT
                    NAME AND ADDRESS OF STOCKHOLDER                      OF SHARES      OF CLASS
                    -------------------------------                      ----------     --------
US Trust Company of California, N.A., New York, N.Y., as trustee of the  15,429,145(1)      24.4%
  Lockheed (ESOP Feature) Trust established under the Lockheed Salaried
  Employee Savings Plan Plus, and the trustee of the Lockheed (Hourly
  ESOP) Trust established under the Lockheed Hourly Employee Savings
  Plan Plus and the Lockheed Space Operations Company Hourly Employee
  Investment Plan Plus
    555 South Flower Street
    Los Angeles, California 90071
INVESCO PLC                                                               4,612,891(2)       7.3%
  11 Devonshire Square
  London EC2M 4YR
  England
Sanford C. Bernstein & Co., Inc.                                          4,651,269(3)       7.4%
  One State Street Plaza
  New York, New York 10004-1545

---------------

(1) As reported in Schedule 13G dated February 13, 1995. Stockholder has sole dispositive power and shared voting power with respect to the number of shares stated.

(2) As reported in Schedule 13G dated February 10, 1995, Stockholder has sole voting power with respect to none of the shares, shared voting power with respect to 4,612,891 of the shares, sole dispositive power with respect to none of the shares and shared dispositive power with respect to 4,612,891 of the shares.

(3) As reported in Schedule 13G dated February 7, 1995. Stockholder has sole voting power with respect to 2,409,559 of the shares and sole dispositive power with respect to 4,651,269 of the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is included in Item 10 of this Part III.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Index to Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits:

                                                                                        PAGE NO.
                                                                                        --------
         1.   Consolidated Financial Statements included in Part II
              Consolidated Statement of Earnings for Years Ended December 25, 1994,
                  December 26, 1993, and December 27, 1992............................     20
              Consolidated Statement of Cash Flows for Years Ended December 25, 1994,
                  December 26, 1993, and December 27, 1992............................     21
              Consolidated Balance Sheet at December 25, 1994, and December 26,
                1993..................................................................     22
              Consolidated Statement of Stockholders' Equity for Years Ended
                  December 25, 1994, December 26, 1993, and December 27, 1992.........     23
              Notes to Consolidated Financial Statements..............................     24
              The Company's Responsibility for Financial Reporting....................     44
              Report of Ernst & Young LLP, Independent Auditors.......................     45

         2.   Consolidated Financial Statement Schedules
              Consolidated Financial Statement Schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial
                Statements and related notes.

         3.   Index to Exhibits.......................................................     63

(b) Reports on Form 8-K:

     Not Applicable

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                                 DESCRIPTION
    -------   ---------------------------------------------------------------------
      2.1     Agreement and Plan of Reorganization, dated as of August 29, 1994, among Lockheed Martin Corporation, Martin Marietta Corporation and
              the Registrant, as amended as of February 7, 1995(F).................
      2.2     Plan and Agreement of Merger, dated as of August 29, 1994, among the
              Registrant, Pacific Sub, Inc. and Lockheed Martin Corporation (G)....
      3.1     Certificate of Incorporation(A)......................................
      3.2     Amendment to Certificate of Incorporation(B).........................
      3.3     Bylaws of Lockheed Corporation(C)....................................
      3.4     Amendment to Bylaws of Lockheed Corporation(D).......................
      4.1     Certificate of Incorporation(A)......................................
      4.2     Amendment to Certificate of Incorporation(B).........................
      4.3     Bylaws of Lockheed Corporation(C)....................................
      4.4     Amendment to Bylaws of Lockheed Corporation(D).......................
      4.5     The registrant undertakes to file with the Commission upon its request any agreements otherwise excluded from Item 601(b)(4) as not exceeding ten percent of the total assets of the registrant and its subsidiaries on a consolidated basis.................................
     10.1     Asset Purchase Agreement, dated as of December 8, 1992, between the
              Registrant and General Dynamics Corporation(E).......................
    *10.2     Lockheed Corporation 1992 Employee Stock Option Program(H)...........
    *10.3     Amendment to Lockheed Corporation 1992 Employee Stock Option
              Plan(I)..............................................................
    *10.4     Lockheed Corporation 1986 Employee Stock Purchase Program, as
              amended(I)...........................................................
    *10.5     Lockheed Corporation 1982 Employee Stock Purchase Program, as
              amended(I)...........................................................
    *10.6     Incentive Retirement Benefit Plan for Certain Executives of Lockheed
              Corporation, as amended..............................................
    *10.7     Supplemental Retirement Benefit Plan for Certain Transferred
              Employees of Lockheed Corporation, as amended........................
    *10.8     Supplemental Benefit Plan of Lockheed Corporation, as amended........
    *10.9     Long-Term Performance Plan of Lockheed Corporation and its
              Subsidiaries(I)......................................................
    *10.10    Supplemental Savings Plan of Lockheed Corporation, as amended........
    *10.11    Deferred Compensation Plan for Directors of Lockheed Corporation, as
              amended(I)...........................................................
    *10.12    Lockheed Corporation Retirement Plan for Directors, as amended.......
    *10.13    Form of Lockheed Corporation Termination Benefits Agreement effective
              January 1, 1991(J)...................................................
    *10.14    Trust Agreement, as amended February 3, 1995, between Lockheed
              Corporation and First Interstate Bank of California(I)...............
    *10.15    Lockheed Corporation Directors' Deferred Compensation Plan Trust
              Agreement, as amended(I).............................................
    *10.16    Trust Agreement, dated December 22, 1994, between Lockheed
              Corporation and J.P. Morgan California with respect to certain employee benefit plans of Lockheed Corporation(I)....................
---------------
*Management contract or compensatory plan or arrangement.

    EXHIBIT
    NUMBER                                 DESCRIPTION
    -------   ---------------------------------------------------------------------
     11       Computation of Earnings per Share of Common Stock....................
     12       Ratio of Earnings to Fixed Charges...................................
     21       Subsidiaries of the Registrant.......................................
     23       Consent of Ernst & Young LLP, Independent Auditors...................
     27       Financial Data Schedule (filed as an exhibit to registrant's report on Form 8-K dated February 21, 1995).................................
     99.1     Annual Report on Form 11-K for the Lockheed Salaried Employee Savings
              Plan Plus (to be filed at a later date under Form 10-K/A)............
     99.2     Annual Report on Form 11-K for the Lockheed Hourly Employee Savings
              Plan Plus (to be filed at a later date under Form 10-K/A)............
     99.3     Annual Report on Form 11-K for the Lockheed Space Operations Company
              Hourly Employee Investment Plan Plus (to be filed at a later date under Form 10-K/A)...................................................
     99.4     Annual Report on Form 11-K for the Lockheed Corporation Hourly
              Employee Savings and Stock Investment Plan -- Fort Worth and Abilene
              Divisions (to be filed at a later date under Form 10-K/A)............

---------------

(A) Incorporated by reference to registrant's registration on Form B filed July 1, 1986, as Exhibit 3(a).

(B) Incorporated by reference to registrant's report on Form 10-Q for the quarter ended June 28, 1987, as Exhibit 3.

(C) Incorporated by reference to registrant's report on Form 10-Q for the quarter ended June 27, 1993, as Exhibit 3.

(D) Incorporated by reference to registrant's report on Form 10-K for the year ended December 26, 1993.

(E) Incorporated by reference to registrant's report on Form 10-K for the year ended December 27, 1992.

(F) Incorporated by reference to Appendix I to the Joint Proxy
    Statement/Prospectus included as part of Lockheed Martin Corporation's registration on Form S-4 filed February 9, 1995 (File No. 33-57645).

(G) Incorporated by reference to Exhibit D to Appendix I to the Joint Proxy Statement/Prospectus included as part of Lockheed Martin Corporation's registration on Form S-4 filed February 9, 1995 (File No. 33-57645).

(H) Incorporated by reference to registrant's registration on Form S-8 filed September 11, 1992 (File No. 33-49003).

(I) Incorporated by reference to Lockheed Martin Corporation's registration on Form S-4 filed February 9, 1995 (File No. 33-57645).

(J) Incorporated by reference to registrant's report on Form 8, Amendment No. 1 to Exhibit 28 of Form 8-K dated November 5, 1990.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LOCKHEED CORPORATION
                                               (Registrant)

                                          /s/         C. R. MARSHALL
                                          --------------------------------------
                                                      C. R. Marshall
                                              (Vice President and Secretary)

Date: March 24, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                               TITLE                    DATE
                   ---------                               -----                    ----

/s/              D. M. TELLEP                      Chief Executive Officer      March 24, 1995
----------------------------------------------      (Principal Executive
                 D. M. Tellep                             Officer)

/s/              V. N. MARAFINO                      Chief Financial and        March 24, 1995
----------------------------------------------      Administrative Officer
                 V. N. Marafino                      (Principal Financial
                                                          Officer)

/s/              R. E. RULON                         Controller (Principal      March 24, 1995
----------------------------------------------      Accounting Officer) and
                 R. E. Rulon                             Director

/s/              W. T. VINSON                        Chairman of the Board      March 24, 1995
----------------------------------------------
                 W. T. Vinson

/s/             R. B. CORLETT                            Director               March 24, 1995
----------------------------------------------
                 R. B. Corlett

/s/            W. E. SKOWRONSKI                          Director               March 24, 1995
----------------------------------------------
               W. E. Skowronski

/s/            C. R. MARSHALL                            Director               March 24, 1995
----------------------------------------------
               C. R. Marshall